Form 10-Q
period 2011-03-31
AXA FINANCIAL INC
filed 2011-05-13
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2011

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

(212) 554-1234
(Registrant’s telephone number, including area code)

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
Yes  [  ]    No  [X]

At May 13, 2011, 436,192,949 shares of the registrant’s Common Stock were outstanding.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements.  Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Financial and its subsidiaries.  There can be no assurance that future developments affecting AXA Financial and its subsidiaries will be those anticipated by management.  These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) disruption in the financial markets and general economic conditions, particularly in light of the recent financial crisis; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our subsidiaries products, a reduction in the revenue derived by our subsidiaries from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC and VOBA amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) changes in interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products offered by our subsidiaries; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes to statutory reserves and/or risk based capital requirements; (vi) AXA Financial’s reliance on dividends and distributions from its subsidiaries and borrowings form third parties and AXA for most of its liquidity and capital needs; (vii) the applicable regulatory restrictions on the ability of its subsidiaries to pay such dividends or distributions; (viii) liquidity of certain investments; (ix) investment losses and defaults, and changes to investment valuations; (x) changes in assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) counterparty non-performance; (xiii) changes in our insurance companies’ claims-paying or credit ratings; (xiv) adverse determinations in litigation or regulatory matters; (xv) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (xvi) changes in tax law; (xvii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xviii) changes in statutory reserve requirements; (xix) changes in accounting standards, practices and/or policies; (xx) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxi) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxii) the perception of our brand and reputation in the marketplace; (xxiii) the impact on our subsidiaries’ businesses resulting from changes in the demographics of their client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxiv) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxv) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxvi) other risks and uncertainties described from time to time in AXA Financial’s filings with the SEC.

AXA Financial does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements
AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2011	2010
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$41,893	$41,798
Mortgage loans on real estate	4,864	4,826
Equity real estate, held for the production of income	546	540
Policy loans	4,915	4,930
Other equity investments	1,869	1,727
Trading securities	3,039	2,990
Other invested assets	1,818	1,863
Total investments	58,944	58,674
Cash and cash equivalents	3,754	4,436
Cash and securities segregated, at fair value	1,330	1,110
Broker-dealer related receivables	1,308	1,389
Deferred policy acquisition costs	8,635	8,682
Goodwill and other intangible assets, net	5,272	5,282
Value of business acquired	384	384
Amounts due from reinsurers	4,240	4,293
Loans to affiliates	1,279	1,280
Other assets	4,010	4,262
Separate Accounts’ assets	97,536	94,125

Total Assets	$186,692	$183,917

LIABILITIES
Policyholders’ account balances	$28,037	$27,900
Future policy benefits and other policyholders liabilities	27,402	27,559
Broker-dealer related payables	3,019	2,962
Customers related payables	1,771	1,770
Short-term and long-term debt	1,520	1,454
Loans from affiliates	5,162	5,376
Income taxes payable	1,520	1,687
Other liabilities	6,288	6,291
Separate Accounts’ liabilities	97,536	94,125
Total liabilities	172,255	169,124

Commitments and contingent liabilities (Note 10)

EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	4	4
Capital in excess of par value	703	685
Retained earnings	11,151	11,456
Accumulated other comprehensive income (loss)	(758)	(764)
Treasury shares, at cost	(21)	(23)
Total AXA Financial, Inc. equity	11,079	11,358
Noncontrolling interest	3,358	3,435
Total equity	14,437	14,793

Total Liabilities and Equity	$186,692	$183,917

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$947	$775
Premiums	393	390
Net investment income (loss):
Investment income (loss) from derivative instruments	(875)	(337)
Other investment income (loss)	799	784
Total net investment income (loss)	(76)	447
Investment gains (losses), net:
Total other-than-temporary impairment losses	-	(44)
Portion of loss recognized in other
comprehensive income (loss)	-	3
Net impairment losses recognized	-	(41)
Other investment gains (losses), net	(1)	24
Total investment gains (losses), net	(1)	(17)
Commissions, fees and other income	1,046	968
Increase (decrease) in fair value of reinsurance contracts	(201)	(36)
Total revenues	2,108	2,527

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	787	902
Interest credited to policyholders’ account balances	271	265
Compensation and benefits	604	618
Commissions	254	221
Distribution related payments	75	67
Amortization of deferred sales commissions	10	12
Interest expense	84	95
Amortization of deferred policy acquisition costs and
value of business acquired	272	(67)
Capitalization of deferred policy acquisition costs	(230)	(219)
Rent expense	70	72
Amortization of other intangible assets	10	10
Other operating costs and expenses	316	282
Total benefits and other deductions	2,523	2,258

Earnings (loss) from continuing operations before income taxes	(415)	269
Income tax (expense) benefit	170	78

Net earnings (loss)	(245)	347
Less: net (earnings) loss attributable to the noncontrolling interest	(60)	(60)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$(305)	$287

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)
EQUITY
AXA Financial. Inc. Equity:
Common stock, at par value, beginning of year and end of period	$4	$4

Capital in excess of par value, beginning of year	685	649
Changes in capital in excess of par value	18	6
Capital in excess of par value, end of period	703	655

Retained earnings, beginning of year	11,456	11,401
Net earnings (loss) attributable to AXA Financial, Inc.	(305)	287
Retained earnings, end of period	11,151	11,688

Accumulated other comprehensive income (loss), beginning of year	(764)	(1,347)
Other comprehensive income (loss) attributable to AXA Financial, Inc.	6	161
Accumulated other comprehensive income (loss), end of period	(758)	(1,186)

Treasury shares at cost, beginning of year	(23)	(34)
Changes in treasury shares	2	14
Treasury shares at cost, end of period	(21)	(20)

Total AXA Financial, Inc. equity, end of period	11,079	11,141

Noncontrolling interest, beginning of year	3,435	3,568
Purchase of AllianceBernstein Units by noncontrolling interest	-	2
Repurchase of AllianceBernstein Holding units	(28)	(16)
Purchase of noncontrolling interest in consolidated entity	(32)	-
Net earnings (loss) attributable to noncontrolling interest	60	60
Dividends paid to non-controlling interest	(80)	(108)
Other comprehensive income (loss) attributable to noncontrolling interest	(7)	2
Other changes in noncontrolling interest	10	31

Noncontrolling interest, end of period	3,358	3,539

Total Equity, End of Period	$14,437	$14,680

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(245)	$347
Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	25	184
Changes in defined benefit plan related items, not yet recognized in periodic benefit cost, net of reclassification adjustment	(26)	(21)
Total other comprehensive income (loss), net of income taxes	(1)	163
Comprehensive income (loss)	(246)	510
Less: Comprehensive (income) loss attributable to noncontrolling interest	(53)	(62)

Comprehensive Income (Loss) Attributable to AXA Financial, Inc.	$(299)	$448

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

Net earnings (loss)	$(245)	$347
Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
Interest credited to policyholders’ account balances	271	265
Universal life and investment-type product policy fee income	(947)	(775)
Net change in broker-dealer and customer related receivables/payables	101	(99)
(Income) loss on derivative instruments	799	600
Investment (gains) losses, net	1	17
Change in deferred policy acquisition costs and
value of business acquired	42	(286)
Change in future policy benefits	(75)	70
Change in income taxes payable	(179)	20
Contribution to Pension Plans	(257)	(170)
Change in segregated cash and securities, net	(220)	(19)
Change in fair value of reinsurance contracts	201	36
Equity (income) loss in other limited partnerships	(103)	(28)
Amortization of deferred compensation	58	39
Amortization of deferred sales commission	10	12
Other depreciation and amortization	51	56
Amortization of other intangible assets	10	10
Other, net	93	108

Net cash provided by (used in) operating activities	(389)	203

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,414	631
Sales of investments	5,524	6,632
Purchases of investments	(7,020)	(7,466)
Cash settlements related to derivative instruments	(950)	(820)
Decrease in loans to affiliates	-	500
Increase in loans to affiliates	-	(6)
Change in short-term investments	10	9
Change in capitalized software, leasehold improvements and
EDP equipment	(24)	(6)
Other, net	7	(25)

Net cash provided by (used in) investing activities	(1,039)	(551)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2011 AND 2010 - CONTINUED
(UNAUDITED)

	2011	2010
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$849	$801
Withdrawals and transfers to Separate Accounts	(128)	(228)
Change in short-term financings	136	286
Repayments of long-term debt	-	(300)
Repayments of loans from affiliates	(300)	-
Change in securities sold under agreements to repurchase	(77)	-
Change in collateralized pledged assets	203	869
Change in collateralized pledged liabilities	223	(353)
Repurchase of AllianceBernstein Holding units	(50)	(24)
Distribution to noncontrolling interests in consolidated subsidiaries	(80)	(108)
Other, net	(30)	17

Net cash provided by (used in) financing activities	746	960

Change in cash and cash equivalents	(682)	612
Cash and cash equivalents, beginning of year	4,436	3,039

Cash and Cash Equivalents, End of Period	$3,754	$3,651

Supplemental cash flow information:
Interest Paid	$25	$32
Income Taxes (Refunded) Paid	$(15)	$(273)

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements on distribution of long-term incentive compensation awards. During the first quarter of 2011, AllianceBernstein purchased 2.2 million Holding units for $50 million, reflecting open-market purchases of 2.1 million Holding units for $48 million and the remainder primarily relating to employee tax withholding purchases. AllianceBernstein intends to continue to engage in open-market purchases of Holding units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 100,000 restricted Holding unit awards to employees during the first quarter of 2011.  To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust.  There were approximately 2.7 million unallocated Holding units remaining in the consolidated rabbi trust as of March 31, 2011. The purchase and issuance of Holding units resulted in an increase of $17 million in Capital excess of par value with a corresponding $17 million decrease in Noncontrolling interest.

At March 31, 2011 and December 31, 2010, AXA Financial Group’s economic interest in AllianceBernstein was 44.7% and 44.3%, respectively.  At March 31, 2011 and December 31, 2010, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 62.0% and 61.4%.

During the first quarter of 2011, AXA sold its 50% interest in AllianceBernstein’s consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction.  On March 31, 2011, AllianceBernstein purchased that 50% interest from the unaffiliated third party, making their Australian entity a wholly-owned subsidiary.  AllianceBernstein purchased the remaining 50% interest for $21 million.  As a result, AXA Financial Group’s  Noncontrolling interest decreased $26 million and AXA Financial, Inc.’s equity increased $5 million.

The terms “first quarter 2011” and “first quarter 2010” refer to the three months ended March 31, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which was effective for first quarter 2011.  These new disclosures have been included in the Notes to AXA Financial Group’s consolidated financial statements, as appropriate.

In 2010, the FASB issued new guidance on stock compensation. This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades and that may be different from the functional currency of the issuer, the functional currency of the subsidiary-employer, or the payroll currency of the employee-recipient, should be considered an equity award assuming all other criteria for equity classification are met.  This guidance was effective for first quarter 2011.  Implementation of this guidance did not have a material impact on AXA Financial Group’s consolidated financial statements as it is consistent with the policies and practices currently applied by AXA Financial Group in accounting for share-based-payment awards.

New Accounting Pronouncements

In April 2011, the FASB issued new guidance for a creditor's determination of whether a restructuring is a troubled debt restructuring (“TDR”).  The new guidance provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR.  The financial reporting implications of being classified as a TDR are that the creditor is required to:

•	Consider the receivable impaired when calculating the allowance for credit losses; and

•
Provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of recently issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.

The new guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  Management does not expect the implementation of this guidance will have a material impact on AXA Financial Group’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

March 31, 2011:
Fixed maturities:
Corporate	$28,080	$1,816	$118	$29,778	$-
U.S. Treasury, government and agency	5,156	42	146	5,052	-
States and political subdivisions	567	10	14	563	-
Foreign governments	579	61	2	638	-
Commercial mortgage-backed	1,722	19	425	1,316	24
Residential mortgage-backed (1)	2,213	91	-	2,304	-
Asset-backed (2)	563	14	10	567	6
Redeemable preferred stock	1,705	28	58	1,675	-
Total Fixed Maturities	40,585	2,081	773	41,893	30

Equity securities	26	2	-	28	-

Total at March 31, 2011	$40,611	$2,083	$773	$41,921	$30

December 31, 2010:
Fixed maturities:
Corporate	$27,963	$1,903	$133	$29,733	$-
U.S. Treasury, government and agency	5,180	50	110	5,120	-
States and political subdivisions	586	11	20	577	-
Foreign governments	581	65	2	644	-
Commercial mortgage-backed	1,807	5	487	1,325	25
Residential mortgage-backed (1)	2,195	93	1	2,287	-
Asset-backed (2)	476	15	12	479	7
Redeemable preferred stock	1,704	24	95	1,633	-
Total Fixed Maturities	40,492	2,166	860	41,798	32

Equity securities	30	-	2	28	-

Total at December 31, 2010	$40,522	$2,166	$862	$41,826	$32

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At March 31, 2011 and December 31, 2010, respectively, AXA Financial had trading fixed maturities with an amortized cost of $151 million and $207 million and carrying values of $151 million and $208 million.  Gross unrealized gains on trading fixed maturities were $0 million and $3 million and gross unrealized losses were $0 million and $2 million at March 31, 2011 and December 31, 2010, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2011 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the final year of maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2011

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$3,829	$3,889
Due in years two through five	11,800	12,523
Due in years six through ten	13,835	14,575
Due after ten years	4,919	5,044
Subtotal	34,383	36,031
Commercial mortgage-backed securities	1,722	1,316
Residential mortgage-backed securities	2,213	2,304
Asset-backed securities	563	567
Total	$38,881	$40,218

For the first quarters of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $298 million and $574 million, respectively.  Gross gains of $5 million and $29 million and gross losses of $8 million and $17 million were realized on these sales for the first quarters of 2011 and of 2010, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first quarters of 2011 and 2010 amounted to $2 million and $443 million, respectively.

AXA Financial recognized OTTI on AFS fixed maturities as follows:

	March 31,
	2011	2010
	(In Millions)

Credit losses recognized in earnings (loss) (1)	$-	$(41)
Non-credit losses recognized in OCI	-	(3)
Total OTTI	$-	$(44)

(1)
For first quarters 2011 and 2010, respectively, included in credit losses recognized in earnings (loss) were OTTI of $0 million and $0 million related to AFS fixed maturities as AXA Financial Group intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2011	2010
	(In Millions)

Balances at January 1	$(553)	$(292)
Previously recognized impairments on securities that matured, paid, prepaid or sold	39	3
Recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	-	(41)
Additional impairments this period on securities previously impaired	-	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at March 31	$(514)	$(330)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(8)	$(20)
All other	1,316	1,326
Equity securities	2	(2)
Net Unrealized Gains (Losses)	$1,310	$1,304

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$(20)	$3	$(49)	$23	$(43)
Net investment gains (losses)
arising during the period	12	-	-	-	12
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net
earnings (loss) (1)	-	-	-	-	-
Impact of net unrealized
investment gains (losses) on:
DAC and VOBA	-	-	-	-	-
Deferred income taxes	-	-	-	(19)	(19)
Policyholders liabilities	-	-	43	-	43
Balance, March 31, 2011	$(8)	$3	$(6)	$4	$(7)

Balance, January 1, 2010	$(13)	$6	$(1)	$3	$(5)
Net investment gains (losses)
arising during the period	1	-	-	-	1
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net
earnings (loss) (1)	(3)	-	-	-	(3)
Impact of net unrealized
investment gains (losses) on:
DAC and VOBA	-	(6)	-	-	(6)
Deferred income taxes	-	-	-	12	12
Policyholders liabilities	-	-	(28)	-	(28)
Balance, March 31, 2010	$(15)	$-	$(29)	$15	$(29)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$1,324	$(154)	$(264)	$(319)	$587
Net investment gains (losses)
arising during the period	(10)	-	-	-	(10)
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	4	-	-	-	4
Excluded from Net
earnings (loss) (1)	-	-	-	-	-
Impact of net unrealized
investment gains (losses) on:
DAC and VOBA	-	(5)	-	-	(5)
Deferred income taxes	-	-	-	18	18
Policyholders liabilities	-	-	(37)	-	(37)
Balance, March 31, 2011	$1,318	$(159)	$(301)	$(301)	$557

Balance, January 1, 2010	$(61)	$(31)	$(68)	$40	$(120)
Net investment gains (losses)
arising during the period	455	-	-	-	455
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	(15)	-	-	-	(15)
Excluded from Net
earnings (loss) (1)	3	-	-	-	3
Impact of net unrealized
investment gains (losses) on:
DAC and VOBA	-	(46)	-	-	(46)
Deferred income taxes	-	-	-	(102)	(102)
Policyholders liabilities	-	-	(64)	-	(64)
Balance, March 31, 2010	$382	$(77)	$(132)	$(62)	$111

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 684 issues at March 31, 2011 and 649 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$3,714	$(84)	$373	$(34)	$4,087	$(118)
U.S. Treasury, government
and agency	1,981	(82)	193	(64)	2,174	(146)
States and political subdivisions	277	(9)	39	(5)	316	(14)
Foreign governments	79	(2)	10	-	89	(2)
Commercial mortgage-backed	80	(6)	1,101	(419)	1,181	(425)
Residential mortgage-backed	194	-	2	-	196	-
Asset-backed	154	(1)	70	(9)	224	(10)
Redeemable preferred stock	396	(11)	833	(47)	1,229	(58)

Total	$6,875	$(195)	$2,621	$(578)	$9,496	$(773)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$2,640	$(83)	$532	$(50)	$3,172	$(133)
U.S. Treasury, government
and agency	1,818	(56)	202	(54)	2,020	(110)
States and political subdivisions	283	(13)	37	(7)	320	(20)
Foreign governments	79	(2)	10	-	89	(2)
Commercial mortgage-backed	80	(4)	1,115	(483)	1,195	(487)
Residential mortgage-backed	157	-	2	(1)	159	(1)
Asset-backed	114	(1)	74	(11)	188	(12)
Redeemable preferred stock	327	(7)	972	(88)	1,299	(95)

Total	$5,498	$(166)	$2,944	$(694)	$8,442	$(860)
The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.30% of total investments.  The largest exposures to a single issuer of corporate securities held at March 31, 2011 and December 31, 2010 were $179 million and $178 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At March 31, 2011 and December 31, 2010, respectively, approximately $2,765 million and $2,919 million, or 6.8% and 7.2%, of the $40,585 million and $40,492 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $373 million and $471 million at March 31, 2011 and December 31, 2010, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At March 31, 2011 and December 31, 2010, respectively, the Insurance Group owned $40 million and $42 million in RMBS backed by subprime residential mortgage loans and $16 million and $17 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $41 million.

For the first quarters of 2011 and 2010, investment income is shown net of investment expenses of $36 million and $37 million, respectively.

At March 31, 2011 and December 31, 2010, respectively, the amortized cost of AXA Financial Group’s trading account securities was $3,127 million and $3,076 million with respective fair values of $3,039 million and $2,990 million.  Included in the trading classification at March 31, 2011 and December 31, 2010, respectively, were U.S. Treasury securities with aggregate amortized costs of $2,586 million and $2,594 million and fair values of $2,494 million and $2,485 million, pledged under repurchase agreements accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.  Also at March 31, 2011 and December 31, 2010, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $51 million and $43 million and costs of $48 million and $42 million as well as other equity securities with carrying values of $28 million and $28 million and costs of $26 million and $30 million.

In first quarters of 2011 and 2010, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $14 million and $15 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At March 31, 2011 and December 31, 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $17 million and $16 million for commercial and $3 million and $3 million for agricultural, respectively.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans in the first quarter of 2011 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total
	(In Millions)
Allowance for credit losses:
Beginning balance, January 1	$49	$-	$49
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	-	-	-
Ending Balance, March 31	$49	$-	$49

Ending Balance, March 31:
Individually Evaluated for Impairment	$49	$-	$49

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated
Credit Quality	$-	$-	$-

Investment valuation allowances for mortgage loans at March 31, 2010 were $27 million.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2011
Debt Service Coverage Ratio

						Less	Total
Loan-to-Value Ratio (2):
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans (1)

0% - 50%	$123	$-	$10	$61	$10	$18	$222
50% - 70%	158	207	284	210	89	2	950
70% - 90%	69	61	522	437	277	50	1,416
90% plus	10	-	134	108	515	142	909

Total Commercial
Mortgage Loans	$360	$268	$950	$816	$891	$212	$3,497

Agricultural Mortgage Loans (1)

0% - 50%	$155	$80	$158	$268	$194	$67	$922
50% - 70%	53	11	138	152	102	32	488
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	3	3	6

Total Agricultural
Mortgage Loans	$208	$91	$296	$420	$299	$102	$1,416

Total Mortgage Loans (1)

0% - 50%	$278	$80	$168	$329	$204	$85	$1,144
50% - 70%	211	218	422	362	191	34	1,438
70% - 90%	69	61	522	437	277	50	1,416
90% plus	10	-	134	108	518	145	915

Total Mortgage Loans	$568	$359	$1,246	$1,236	$1,190	$314	$4,913

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2011.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

Commercial	$-	$-	$-	$-	$3,497	$3,497	$-
Agricultural	2	37	4	43	1,373	1,416	-
Total	$2	$37	$4	$43	$4,870	$4,913	$-

The following table provides information regarding impaired loans at March 31, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans
March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Recognized
	(In Millions)
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	3	3	-	3	-
Total	$3	$3	$-	$3	$-

With related allowance recorded:
Commercial mortgage loans - other	$223	$223	$(49)	$243	$3
Agricultural mortgage loans	-	-	-	3	-
Total	$223	$223	$(49)	$246	$3

(1)   Represents a five-quarter average of recorded amortized cost.

Impaired Mortgage Loans
December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Recognized
	(In Millions)
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	3	3	-	2	-
Total	$3	$3	$-	$2	$-

With related allowance recorded:
Commercial mortgage loans - other	$262	$262	$(49)	$160	$10
Agricultural mortgage loans	-	-	-	-	-
Total	$262	$262	$(49)	$160	$10

(1)   Represents a five-quarter average of recorded amortized cost.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders' account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders' account balances would support.  AXA Financial Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions.  For GMDB, GMIB and GWBL, AXA Financial Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  It also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.

GWBL features and reinsurance contracts covering GMIB exposure are considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the embedded derivatives, the GWBL features are reported in Policyholder’s benefits and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, in fourth quarter 2008 and continuing into 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extended into and expired in first quarter 2011.  Beginning in 2010, the Insurance Group has occasionally had in place an anticipatory hedge program to protect against declining interest rates with respect to a part of its projected variable annuity sales.  Since 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.  Beginning in fourth quarter 2010, the Insurance Group purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive life and annuity business.

The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
March 31, 2011
				Gains (Losses) Reported In Earnings (Loss)
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts(1):
Futures	$9,286	$-	$1	$(594)
Swaps	1,313	8	17	(54)
Options	180	28	19	3

Interest rate contracts (1):
Floors	9,000	286	-	(8)
Swaps	12,005	361	55	(71)
Futures	14,254	-	-	(88)
Swaptions	7,818	230	-	(62)

Other freestanding contracts (1):
Foreign currency contracts	103	1	-	(1)
Net investment income (loss)				(875)

Foreign currency contracts (2,4)	3,873	-	227	76

Embedded derivatives:
GMIB reinsurance contracts (2)	-	1,022	-	(201)

GWBL and other features (3)	-	3	-	41

Total, March 31, 2011	$57,832	$1,939	$319	$(959)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholders liabilities.
(4)	Reported in Commissions, fees and other income.

Derivative Instruments by Category

	At December 31, 2010			Gains (Losses) Reported In Earnings (Loss) March 31, 2010
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts(1):
Futures	$8,920	$-	$-	$(538)
Swaps	1,698	-	50	(30)
Options	1,070	5	1	(32)

Interest rate contracts (1):
Floors	9,000	326	-	28
Swaps	12,166	389	366	134
Futures	14,859	-	-	106
Swaptions	11,150	306	-	(5)

Other freestanding contracts (1):
Foreign currency contracts	133	-	1	-
Net investment income (loss)				(337)

Foreign currency contracts (2,4)	3,873	-	303	(263)

Embedded derivatives:
GMIB reinsurance contracts (2)	-	1,223	-	(36)

GWBL and other features (3)	-	-	38	14

Total	$62,869	$2,249	$759	$(622)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholders liabilities.
(4)	Reported in Commissions, fees and other income.

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

At March 31, 2011, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $470 million.  At March 31, 2011, AXA Financial Group had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $214 million.  At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $71 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at March 31, 2011 are exchange-traded and net settled daily in cash.

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

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At March 31, 2011, and December 31, 2010, respectively, AXA Financial Group held $726 million and $646 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at March 31, 2011 and December 31, 2010, respectively, were $6 million and $158 million for which AXA Financial Group had posted collateral of $5 million and $209 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on March 31, 2011, AXA Financial Group would not have been required to post material collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	March 31,	December 31,
	2011	2010
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,224	$8,272
Policyholder dividend obligation	111	119
Other liabilities	161	142
Total Closed Block liabilities	8,496	8,533

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value
(amortized cost of $5,500 and $5,416)	5,688	5,605
Mortgage loans on real estate	971	981
Policy loans	1,107	1,119
Cash and other invested assets	194	281
Other assets	235	245
Total assets designated to the Closed Block	8,195	8,231

Excess of Closed Block liabilities over assets designated to the
Closed Block	301	302

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred
income tax (expense) benefit of $(30) and $(28) and
policyholder dividend obligation of $(111) and $(119)	56	53

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$357	$355

AXA Equitable Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2011	2010
	(In Millions)

REVENUES:
Premiums and other income	$92	$95
Investment income (loss) (net of investment expenses of $0 and $0)	110	118
Investment gains (losses), net:
Total OTTI losses	-	-
Portion of loss recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized	-	-
Other investment gains (losses), net	1	6
Total investment gains (losses), net	1	6
Total revenues	203	219

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	205	203
Other operating costs and expenses	1	1
Total benefits and other deductions	206	204

Net revenues before income taxes	(3)	15
Income tax (expense) benefit	1	(5)
Net Revenues	$(2)	$10

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Balances, beginning of year	$119	$-
Unrealized investment gains (losses)	(8)	55
Balances, End of Period	$111	$55

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	March 31,	December 31,
	2011	2010
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,636	$6,685
Policyholder dividend obligation	306	298
Other liabilities	39	29
Total Closed Block liabilities	6,981	7,012

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value
(amortized cost of $4,023 and $3,943)	4,218	4,136
Mortgage loans on real estate	742	752
Policy loans	893	898
Cash and other invested assets	32	113
Other assets	268	274
Total assets designated to the Closed Block	6,153	6,173

Excess of Closed Block liabilities over assets designated to
the Closed Block	828	839

Amounts included in accumulated other comprehensive income:
Net of policyholder dividend obligation of $(196) and $(194)	-	-

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$828	$839

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

REVENUES:
Premiums and other income	$62	$70
Investment income (loss) (net of investment expenses of ($0 and $0)	77	83
Investment gains (losses), net:
Total OTTI losses	-	-
Portion of loss recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized	-	-
Other investment gains (losses), net	-	(7)
Total investment gains (losses), net	-	(7)
Total revenues	139	146

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	121	129
Other operating costs and expenses	1	1
Total benefits and other deductions	122	130

Net revenues before income taxes	17	16
Income tax (expense) benefit	(6)	(6)
Net Revenues	$11	$10

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Balances, beginning of year	$298	$189
Applicable to net revenues (losses)	6	(5)
Unrealized investment gains (losses)	2	37
Balances, End of Period	$306	$221

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2011	$1,271	$2,313	$3,584
Paid guarantee benefits	(43)	(10)	(53)
Other changes in reserve	76	7	83
Balance at March 31, 2011	$1,304	$2,310	$3,614

Balance at January 1, 2010	$1,092	$1,561	$2,653
Paid guarantee benefits	(48)	(11)	(59)
Other changes in reserve	76	42	118
Balance at March 31, 2010	$1,120	$1,592	$2,712

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Balances, beginning of year	$85	$94
Paid guarantee benefits	(5)	(4)
Other changes in reserve	4	4
Balances, End of Period	$84	$94

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,828	$468	$129	$498	$12,923
Separate Accounts	$30,900	$8,447	$4,330	$36,071	$79,748
Net amount at risk, gross	$812	$912	$2,482	$9,531	$13,737
Net amount at risk, net of
amounts reinsured	$812	$828	$1,642	$9,516	$12,798
Average attained age
of contractholders	50.3	63.2	68.1	63.4	54.1
Percentage of contractholders
over age 70	8.0%	25.7%	45.2%	26.5%	13.8%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$55	$578	$633
Separate Accounts	N/A	N/A	$3,003	$48,839	$51,842
Net amount at risk, gross	N/A	N/A	$1,100	$665	$1,765
Net amount at risk, net of
amounts reinsured	N/A	N/A	$323	$592	$915
Weighted average years remaining
until annuitization	N/A	N/A	0.6	5.5	5.5
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The GWBL and other guaranteed benefits related (asset) liability not included above, were $(3) million and $38 million at March 31, 2011 and December 31, 2010, respectively, which is accounted for as embedded derivatives.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2011	December 31, 2010
	(In Millions)

GMDB:
Equity	$52,511	$49,925
Fixed income	3,959	4,109
Balanced	22,562	22,252
Other	716	768
Total	$79,748	$77,054

GMIB:
Equity	$33,427	$31,911
Fixed income	2,361	2,471
Balanced	15,708	15,629
Other	346	375
Total	$51,842	$50,386

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  The program has also been extended to cover other guaranteed benefits as they have been made available.  This program currently utilizes derivative instruments, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At March 31, 2011, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $59,861 million and $11,066 million, respectively, with the GMDB feature and $44,055 million and $596 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities:

Direct Liability(1)
(In Millions)

Balance at January 1, 2011	$375
Other changes in reserves	12
Balance at March 31, 2011	$387

Balance at January 1, 2010	$255
Other changes in reserves	53
Balance at March 31, 2010	$308

(1) There were no amounts of reinsurance ceded in any period presented.

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2011

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$29,266	$505	$29,778
U.S. Treasury, government
and agency	-	5,052	-	5,052
States and political subdivisions	-	515	48	563
Foreign governments	-	618	20	638
Commercial mortgage-backed	-	-	1,316	1,316
Residential mortgage-backed (1)	-	2,304	-	2,304
Asset-backed (2)	-	423	144	567
Redeemable preferred stock	306	1,358	11	1,675
Subtotal	313	39,536	2,044	41,893
Other equity investments	63	-	17	80
Trading securities	487	2,552	-	3,039
Other invested assets:
Short-term	-	342	-	342
Swaps	-	297	-	297
Options	-	8	-	8
Floors	-	286	-	286
Swaptions	-	230	-	230
Subtotal	-	1,163	-	1,163
Cash equivalents	3,082	-	-	3,082
Segregated securities	-	1,330	-	1,330
GMIB reinsurance contracts	-	-	1,022	1,022
Separate Accounts’ assets	94,927	2,397	212	97,536
Total Assets	$98,872	$46,978	$3,295	$149,145

Liabilities:
Other liabilities:
Foreign currency swap	$-	$227	$-	$227
GWBL and other features’ liability	-	-	(3)	(3)
Total Liabilities	$-	$227	$(3)	$224
(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$29,282	$445	$29,733
U.S. Treasury, government
and agency	-	5,120	-	5,120
States and political subdivisions	-	528	49	577
Foreign governments	-	623	21	644
Commercial mortgage-backed	-	-	1,326	1,326
Residential mortgage-backed (1)	-	2,287	-	2,287
Asset-backed (2)	-	311	167	478
Redeemable preferred stock	281	1,342	10	1,633
Subtotal	287	39,493	2,018	41,798
Other equity investments	54	-	17	71
Trading securities	425	2,565	-	2,990
Other invested assets:
Short-term investments	-	352	-	352
Swaps	-	(27)	-	(27)
Futures	-	-	-	-
Options	-	4	-	4
Floors	-	326	-	326
Swaptions	-	306	-	306
Subtotal	-	961	-	961
Cash equivalents	3,764	-	-	3,764
Segregated securities	-	1,110	-	1,110
GMIB reinsurance contracts	-	-	1,223	1,223
Separate Accounts’ assets	91,734	2,184	207	94,125
Total Assets	$96,264	$46,313	$3,465	$146,042

Liabilities:
Other liabilities:
Foreign currency swap	$-	$304	$-	$304
GWBL and other features’ liability	-	-	38	38
Total Liabilities	$-	$304	$38	$342

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 67.4% and 67.0% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 31.1% and 31.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At March 31, 2011 and December 31, 2010, respectively, approximately $2,667 million and $2,553 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at March 31, 2011 and December 31, 2010, respectively, the net fair value of freestanding derivative positions is approximately $594 million and $305 million, or approximately 32.7% and 16.4% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $1.3 million at March 31, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at March 31, 2011.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.5% and 1.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2011 and December 31, 2010, respectively, were approximately $381 million and $337 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,459 million and $1,493 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2011 and December 31, 2010, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, AXA Financial Group instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At March 31, 2011, AXA Financial Group continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $19 million at March 31, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at March 31, 2011.

In first quarter 2011, AFS fixed maturities with fair values of $42 million and $20 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $14 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 0.5% of total equity at March 31, 2011.

In first quarter 2010, AFS fixed maturities with fair values of $224 million and $27 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $9 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 1.8% of total equity at March 31, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2011 and 2010, respectively:

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Subdivisions	Foreign Govts	Commercial Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2011	$445	$49	$21	$1,326	$167
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	1	-
Investment gains (losses), net	-	-	-	2	1
Increase (decrease) in the fair
value of the reinsurance contracts	-	-	-	-	-
Subtotal	-	-	-	3	1
Other comprehensive
income (loss)	(4)	(1)	-	75	2
Purchases	82	-	-	-	-
Issuances	-	-	-	-	-
Sales	(8)	-	(1)	(88)	(8)
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	13	-	-	-	1
Transfers out of Level 3 (2)	(23)	-	-	-	(19)
Balance, March 31, 2011	$505	$48	$20	$1,316	$144

Balance, January 1, 2010	$636	$21	$53	$1,782	$238
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	1	-
Investment gains (losses), net	-	-	-	(41)	-
Increase (decrease) in the fair
value of the reinsurance contracts	-	-	-	-	-
Subtotal	-	-	-	(40)	-
Other comprehensive
income (loss)	11			(71)	3
Purchases/issuances	90			-	-
Sales/settlements	(19)			-	(11)
Transfers into/out Level 3 (2)	(159)	(20)	(5)	-	(21)
Balance, March 31, 2010	$559	$1	$48	$1,671	$209

(1)	There were no U.S. Treasury, government and agency or Residential Mortgage-backed classified as Level 3 at March 31, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2011	$10	$17	$-	$1,223	$207	$38
Total gains (losses), realized
and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	5	-
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	(206)	-	-
Policyholders’ benefits	-	-	-	-	-	(46)
Subtotal	-	-	-	(206)	5	(46)
Other comprehensive
income (loss)	1	-	-	-	-	-
Purchases	-	-	-	13	-	5
Issuances	-	-	-	-	-	-
Sales	-	-	-	(8)	-	-
Settlements	-	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-	-
Balance, March 31, 2011	$11	$17	$-	$1,022	$212	$(3)

Balance, January 1, 2011	$36	$2	$300	$981	$230	$55
Total gains (losses), realized
and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	(7)	-	-	-
Investment gains (losses), net	-	-	-	-	(24)	-
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	(42)	-	-
Policyholders’ benefits	-	-	-	-	-	(17)
Subtotal	-	-	(7)	(42)	(24)	(17)
Other comprehensive
income (loss)	3	-	-	-	-	-
Purchases/ issuances	-	-	-	6	1	2
Sales/ settlements	-	-	-	-	(1)	-
Transfers into/out of Level 3 (2)	(10)	-	(300)	-	1	-
Balance, March 31, 2011	$29	$2	$(7)	$945	$207	$40

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the first quarters of 2011 and 2010 by category for Level 3 assets and liabilities still held at March 31, 2011 and 2010, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policyholders’ Benefits
	(In Millions)
Level 3 Instruments:
Still Held at March 31, 2011(1):
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$(4)	$-
Commercial mortgage-backed	-	-	-	68	-
Asset-backed	-	-	-	2	-
Redeemable preferred stock	-	-	-	1	-
Other fixed maturities,
available-for-sale	-	-	-	(1)	-
Subtotal	-	-	-	66	-
Other invested assets	-	-	-	-	-
GMIB reinsurance contracts	-	-	(201)	-	-
Separate Accounts’ assets	-	5	-	-	-
GWBL and other
features’ liability	-	-	-	-	41
Total	$-	$5	$(201)	$-	$41

Still Held at March 31, 2010 (1):
Change in unrealized gains (losses):
Fixed maturities,available-for-sale:
Corporate	$-	$-	$-	$11	$-
Commercial mortgage-backed	-	-	-	(71)	-
Asset-backed	-	-	-	3	-
Redeemable preferred stock	-	-	-	3	-
Other fixed maturities,
available-for-sale	-	-	-	-	-
Subtotal	-	-	-	(54)	-
Other invested assets	(7)	-	-	-	-
GMIB reinsurance contracts	-	-	(36)	-	-
Separate Accounts’ assets	-	(24)	-	-	-
GWBL and other
features’ liability	-	-	-	-	14
Total	$(7)	$(24)	$(36)	$(54)	$14

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at March 31, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the first quarters of 2011 and 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at March 31, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,864	$4,991	$4,826	$4,950
Other limited partnership interests	1,699	1,699	1,556	1,556
Loans to affiliates	1,279	1,300	1,280	1,292
Policyholders liabilities - Investment contracts	3,131	3,187	3,179	3,262
Long-term debt	659	710	659	697

Closed Blocks:
Mortgage loans on real estate	$1,713	$1,763	$1,733	$1,778
Other equity investments	1	1	1	1
SCNILC liability	7	7	7	7

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of AXA Financial Group’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of March 31, 2011 due to the significant uncertainty and complexity of many aspects of the new law.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy.  The subsidy came into existence with the enactment of the MMA in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is “actuarially equivalent” to the benefit provided by the Medicare Part D program. Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received.  Although the Medicare Part D subsidy does not become taxable until years beginning after December 31, 2012, the effects of changes in tax law had to be recognized immediately in the income statement of the period of enactment.  When MMA was enacted, AXA Financial Group reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions.  Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

The funding policy of AXA Financial Group and AllianceBernstein for their respective qualified pension plans is to satisfy their respective funding obligations each year in an amount not less than the minimum required by ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first quarter of 2011, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were $0 million and $257 million.  AllianceBernstein and AXA Financial Group currently estimate they will make additional contributions to their respective qualified retirement plans of $7 million and $93 million before year end 2011.

Components of certain benefit costs for AXA Financial Group were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$13	$14
Interest cost	43	46
Expected return on assets	(35)	(33)
Net amortization	42	36
Total	$63	$63

Net Postretirement Benefits Costs:
Service cost	$1	$1
Interest cost	8	8
Net amortization	2	1
Total	$11	$10

Net Postemployment Benefits Costs:
Service cost	$2	$1
Total	$2	$1

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.  For the first quarters of 2011 and 2010, respectively, AXA Financial Group recognized compensation cost for share-based payment arrangements of $66 million and $59 million.

On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  The performance units earned during this performance period will vest and be settled the third anniversary of the award date.  The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014.  In first quarter 2011, the expense associated with the March 18, 2011 grant of performance units was approximately $4 million.

On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros.  Approximately 2,267,720 of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term.  In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.  All of the options granted on March 18, 2011 have a ten-year term.  The weighted average grant date fair value per option award was estimated at $1.40 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%.  The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In first quarter 2011, the expense associated with the March 18, 2011 grant of options was approximately $2 million.

On March 20, 2011, approximately 830,650 performance units earned under the AXA Performance Unit Plan 2009 were fully vested for total value of approximately $17 million.  Distributions to participants were made on April 14, 2011, resulting in cash settlements of approximately 80% of these performance units for aggregate value of approximately $14 million and equity settlements of the remainder with approximately 163,866 restricted AXA ordinary shares for aggregate value of approximately $3 million.  These AXA ordinary shares were sourced from Treasury shares.

9)	INCOME TAXES

Income taxes for first quarter 2011 were computed using a discrete effective tax rate method.  Management believes the use of the discrete method was more appropriate than the annual effective tax rate method at this time.  The estimated annual effective tax rate would not be reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings.  Under the discrete method, AXA Financial determines the tax expense based upon actual results as if the interim period were an annual period.

Income taxes for first quarter 2010 were computed using an estimated annual effective tax rate.  The tax benefit for first quarter 2010 reflected a $148 million benefit primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, except as set forth below:

AllianceBernstein Litigation

In connection with its market timing matters, the derivative claim, which was brought by AllianceBernstein Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers.  In April 2011, the stipulation of settlement was submitted to the court for preliminary approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.
___________________________________

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, and believes that the ultimate resolution of the litigation described therein involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010 will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

In addition to the matters described above and in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Financial and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial Group’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)	ALLIANCEBERNSTEIN REAL ESTATE CHARGES

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with its workforce reductions since 2008.  As a result, AllianceBernstein recorded a non-cash pre-tax charge of $12 million in first quarter 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.

12)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$1,358	$1,803
Investment Management (1)	755	730
Consolidation/elimination	(5)	(6)
Total Revenues	$2,108	$2,527

(1) Net of interest expense incurred on securities borrowed.

Segment earnings (loss) from continuing operations, before income taxes:
Financial Advisory/Insurance	$(532)	$153
Investment Management	117	114
Consolidation/elimination	-	2
Total Earnings (Loss) from Continuing Operations,
before Income Taxes	$(415)	$269

	March 31,	December 31,
	2011	2010
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$174,029	$171,595
Investment Management	12,692	12,363
Consolidation/elimination	(29)	(41)
Total Assets	$186,692	$183,917

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for AXA Financial Group that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in AXA Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

BACKGROUND

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  Through its insurance company subsidiaries, it is among the oldest and largest life insurance organizations in the United States.  It is also a leading asset manager, with total assets under management of approximately $577.28 billion at March 31, 2011, of which approximately $477.30 billion were managed by AllianceBernstein.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

FIRST QUARTER 2011 OVERVIEW

The Insurance Group continues to review and modify its product portfolio with the strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk.  Solid progress has been made in executing this strategy, as several new and innovative life insurance and annuity products have been introduced to the marketplace, which have been well received.  In first quarter 2011, sales of these new and innovative products continue to account for a meaningful amount of our total product sales.

In first quarter of 2011, annuities first year premiums by the Insurance Group increased by $139 million, or 14%, from the first quarter of 2010, primarily due to increased premiums and deposits of variable annuity products.  The Insurance Group’s life insurance first year premiums and deposits in the first quarter of 2011 increased by $17 million, or 17%,  from the first quarter of 2010, primarily due to increased sales of interest-sensitive life insurance products, partially offset by decreases in first year term life insurance sales.

AllianceBernstein’s total assets under management (“AUM”) as of March 31, 2011 were $477.30 billion, down $0.7 billion, or 0.2%, compared to December 31, 2010, and down $15.0 billion, or 3.1%, compared to March 31, 2010.  During the first quarter of 2011, AUM decreased as a result of net outflows of $14.4 billion (primarily in the Institutions channel), substantially offset by market appreciation of $13.7 billion.  During the twelve month period ended March 31, 2011, AUM decreased as a result of net outflows of $64.0 billion, partly offset by market appreciation of $41.0 billion and an additional inflow of $8.0 billion in October 2010 from the acquisition of an alternative investments group.

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

The table below shows, for first quarter 2011 and 2010 and the year ended December 31, 2010, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2010
	(In Millions)

Income (loss) on free-standing derivatives (1)	$(848)	$(307)	$(478)
Increase (decrease) in fair value of GMIB reinsurance contracts (2)	(201)	(36)	243
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance (3)	10	(46)	(922)
Total	$(1,039)	$(389)	$(1,157)

(1)	Reported in Net investment income (loss) in the consolidated statement of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statement of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statement of earnings (loss)

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
• Investments – Impairments and Fair Value Measurements
• Income Taxes

A discussion of each of the critical accounting estimates may be found in AXA Financial’s 2010 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings narrative that follows discusses the results for first quarter 2011 compared to the comparable 2010 period’s results.

AXA Financial, Inc. - Consolidated Results of Operations

	Three Months Ended March 31,
	2011	2010
	(In Millions)

Universal life and investment-type product policy fee income	$947	$775
Premiums	393	390
Net investment income:
Investment loss from derivative instruments	(875)	(337)
Other investment income	799	784
Total net investment income	(76)	447
Investment (losses) gains, net:
Total other-than-temporary impairment losses	-	(44)
Portion of loss recognized in other comprehensive income	-	3
Net impairment losses recognized	-	(41)
Other investment gains, net	(1)	24
Total investment (losses) gains, net	(1)	(17)
Commissions, fees and other income	1,046	968
Decrease in fair value of reinsurance contracts	(201)	(36)
Total revenues	2,108	2,527

Policyholders’ benefits	787	902
Interest credited to policyholders’ account balances	271	265
Compensation and benefits	604	618
Commissions	254	221
Distribution plan payments	75	67
Amortization of deferred sales commissions	10	12
Interest expense	84	95
Amortization of deferred policy acquisition costs and value of business acquired	272	(67)
Capitalization of deferred policy acquisition costs	(230)	(219)
Rent expense	70	72
Amortization of other intangible assets	10	10
Other operating costs and expenses	316	282
Total benefits and other deductions	2,523	2,258

Earnings (loss) from continuing operations before income taxes	(415)	269
Income tax (expense) benefit	170	78

Net earnings (loss)	(245)	347
Less: net earnings attributable to the noncontrolling interest	(60)	(60)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$(305)	$287

First Quarter 2011 Compared to First Quarter 2010

Net loss attributable to the AXA Financial Group in first quarter 2011 was $305 million, a difference of $592 million from the $287 million of net earnings attributable to AXA Financial Group during first quarter 2010 as increases in policy fee income and commissions, fees and other income and lower policyholders’ benefits were more than offset by higher losses from derivative instruments, a higher decrease in the fair value of reinsurance contracts and increases in DAC and VOBA amortization and other operating costs and expenses.

Net earnings attributable to the noncontrolling interest was $60 million in first quarter 2011 unchanged from first quarter 2010 as earnings from AllianceBernstein were flat quarter over quarter, excluding the tax impact the corporate conversion to an LLC had on the Investment Management segment's net earnings.

Net loss of $245 million, inclusive of earnings attributable to the noncontrolling interest, was reported in first quarter 2011, a change of $592 million from the $347 million of net earnings reported for first quarter 2010 due to the respective declines of $444 million and $146 million in the Financial Advisory/Insurance and Investment Management segments.  There were no results from discontinued operations reported in the first quarters of 2011 and 2010.

Income tax benefit in first quarter 2011 was $170 million compared to $78 million in first quarter 2010.  While there was pre-tax income for first quarter 2010, there was a tax benefit of $148 million in the 2010 quarter primarily due to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein Units.  There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.

Income taxes for first quarter 2011 were computed using a discrete effective tax rate method.  Management believes that the use of the discrete method was more appropriate than the annual effective tax rate method at this time.  The estimated annual effective tax rate would not be reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings.  Under the discrete method, AXA Financial determines the tax expense based upon actual results as if the interim period were an annual period.  Income taxes for first quarter 2010 were determined using an estimated annual effective tax rate.

Loss from continuing operations before income taxes was $415 million for first quarter 2011, a decline of $684 million from the $269 million in pre-tax earnings reported for the year earlier quarter.  The Financial Advisory/Insurance segment’s loss from continuing operations totaled $532 million in first quarter 2011, $685 million lower than first quarter 2010’s earnings of $153 million; the decrease was primarily due to higher investment loss from derivatives, a larger decrease in the fair value of reinsurance contracts and higher DAC amortization partially offset by higher policy fee income, higher commissions, fees and other income and lower policyholders’ benefits.  The Investment Management segment’s earnings from continuing operations were $117 million in first quarter 2011, $3 million higher than in first quarter 2010, principally due to higher distribution revenues, investment gains in the 2011 quarter as compared to losses in first quarter 2010, and higher Bernstein research services, partially offset by higher compensation and benefits, higher distribution plan payments and higher other operating costs at AllianceBernstein in the 2011 quarter.

Total consolidated revenues for AXA Financial Group were $2.11 billion in first quarter 2011, a decrease of $419 million from the $2.53 billion reported in the 2010 quarter.  The Financial Advisory/Insurance segment posted a $445 million decrease in its revenues while the Investment Management segment had an increase of $25 million.  The decrease of Financial Advisory/Insurance segment revenues to $1.36 billion in the 2011 period as compared to $1.80 billion in first quarter 2010 was principally due to the $537 million higher investment loss from derivatives, a higher decrease in the fair value of reinsurance contracts accounted for as derivatives ($(201) million and $(36) million in the respective 2011 and 2010 quarters) partially offset by the $172 million higher policy fee income and the $41 million decrease in investment gains (losses), net .  The Investment Management segment’s $755 million in revenues for first quarter 2011 as compared to $730 million in the 2010 period primarily was due to a $12 million improvement in net investment income (loss), a $9 million increase in distribution revenues and the $9 million increase in Bernstein research services at AllianceBernstein.

Consolidated total benefits and expenses were $2.52 billion in first quarter 2011, an increase of $265 million from the $2.26 billion total for the comparable quarter in 2010.  The Financial Advisory/Insurance segment’s total expenses were $1.89 billion, an increase of $240 million from the first quarter 2010 total of $1.65 billion.  The first quarter 2011 total expenses for the Investment Management segment were $638 million, $22 higher than the $616 million in expenses in first quarter 2010.  The Financial Advisory/Insurance segment’s increase was principally due to DAC and VOBA amortization of $272 million in the 2011 quarter as compared to negative amortization of DAC and VOBA of $67 million in the comparable 2010 quarter, a $33 million increase in commissions and a $27 million increase in other operating costs and expenses partially offset by a $115 million decline in policyholders’ benefits and a $35 million reduction in compensation and benefits.  The increase in expenses for the Investment Management segment was related to $21 million higher compensation and benefits and an $8 million increase in distribution plan payments at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Financial Advisory/Insurance Segment

Financial Advisory/Insurance - Results of Operations

	Three Months Ended March 31,
	2011	2010
	(In Millions)

Universal life and investment-type product policy fee income	$947	$775
Premiums	393	390
Net investment income:
Investment loss from derivative instruments	(874)	(337)
Other investment income	778	776
Total net investment income	(96)	439
Investment (losses) gains, net:
Total other-than-temporary impairment losses	-	(44)
Portion of losses recognized in other comprehensive income	-	3
Net impairment losses recognized	-	(41)
Other investment gains, net	2	20
Total investment (losses) gains, net	2	(21)
Commissions, fees and other income	313	256
Decrease in fair value of reinsurance contracts	(201)	(36)
Total revenues	1,358	1,803

Policyholders’ benefits	787	902
Interest credited to policyholders’ account balances	271	265
Compensation and benefits	243	278
Commission costs	254	221
Interest expense	83	85
Amortization of DAC and VOBA	272	(67)
Capitalization of DAC	(230)	(219)
Rent expense	24	26
Amortization of other intangible assets, net	1	1
All other operating costs and expenses	185	158
Total benefits and other deductions	1,890	1,650

Earnings (Loss) from Operations before Income Taxes	$(532)	$153

Revenues

In first quarter 2011, the Financial Advisory/Insurance segment’s revenues decreased $445 million to $1.36 billion from $1.80 billion in the 2010 quarter.  The revenue decrease for this segment was principally due to higher investment losses from derivative instruments in the 2011 quarter and a higher decrease in the fair value of the reinsurance contracts as compared to the 2010 quarter partially offset by higher policy fee income, the $57 million higher commissions, fees and other income and the absence of impairment loss in the 2011 quarter as compared to $41 million in losses in the year earlier quarter.

Policy fee income totaled $947 million in first quarter 2011, $172 million higher than for first quarter 2010.  This increase was primarily due to a decrease in the initial fee liability resulting from the projection of lower future costs of insurance charges, partially offset by the expectation of higher future margins in later policy years from variable and interest sensitive life products, and higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into 2011.

Net investment losses totaled $96 million in first quarter 2011, a decline of $535 million from the $439 million of net investment income in the 2010 quarter primarily due to the $537 million increase in losses on derivative instruments ($874 million in the 2011 quarter as compare to $337 million in the year earlier period).  Other investment income increased $2 million to $778 million as the $62 million increase from equity limited partnerships was offset by the $39 million decline on trading securities ($11 million of losses in the 2011 quarter versus the $28 million in income in the 2010 quarter) and $16 million lower income on fixed maturities.

Investment gains, net totaled $2 million in first quarter 2011 as compared to net losses of $21 million in the prior year’s comparable quarter.  The Financial Advisory/Insurance segment’s net gain in first quarter 2011 was due to $3 million of gains from the sale of General Account fixed maturities, down from $27 million in the year earlier period and the absence of writedowns on fixed maturities in first quarter 2011 as compared to writedowns of $41 million in first quarter 2010.  In addition, there was $1 million in additions to valuation allowances on mortgage loans in the first three months of 2011 as compared to $9 million in the 2010 period.

Commissions, fees and other income increased $57 million in first quarter 2011 to $313 million from $256 million in first quarter 2010.  The Financial Advisory/Insurance segment’s first quarter 2011 increase was principally due to a $21 million increase to $211 million of gross investment management and distribution fees received from EQAT and VIP Trust due to a higher asset base primarily due to market appreciation, a $21 million lower decrease in the fair value of foreign exchange contracts (from $30 million in first quarter 2010 to $9 million in the 2011 quarter) and a $15 million increase primarily in third party fee income at AXA Advisors and AXA Network.

In first quarter 2011, there was a $201 million decrease in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $36 million decrease in their fair value in first quarter 2010; both quarters’ changes reflected existing capital market conditions.

Benefits and Other Deductions

Total benefits and other deductions increased $240 million in first quarter 2011 to $1.89 billion principally due to the Financial Advisory/Insurance segment’s $339 million higher DAC and VOBA amortization, $272 million in first quarter 2011 as compared to a negative $67 million of DAC and VOBA amortization in the 2010 quarter.

In first quarter 2011, policyholders’ benefits totaled $787 million, a decrease of $115 million from the $902 million reported for first quarter 2010.  The decrease was principally due to a $43 million lower increase in GMDB/GMIB reserves ($17 million in first quarter 2011as compared to $60 million in first quarter 2010), a $13 million higher decrease in the GWBL reserves (a $27 million decline in the 2011 quarter as compared to the $14 million decrease in the year earlier period) as well as a $32 million decrease to $630 million in benefits paid in the 2011 period.  These decreases were supplemented by the $40 million lower increase in no lapse guarantee reserves ($13 million in first quarter 2011 as compared to $53 million in the 2010 quarter).  Policyholders dividends increased $13 million to $154 million in the first three months of 2011, partially offsetting the above listed declines.

Total compensation and benefits decreased $35 million to $243 million in first quarter 2011 from $278 million in first quarter 2010.  The decrease for the Financial Advisory/Insurance segment was primarily due to an $18 million decrease in salaries ($10 million in agent compensation and $8 million in salaries for employees transferred to an unconsolidated affiliate in 2011, whose related party costs are now reported in other operating costs and expenses) and a $12 million decrease in share-based and other compensation programs, including a $8 million decrease in expense related to performance shares.

For first quarter 2011, commissions in the Financial Advisory/Insurance segment totaled $254 million, an increase of $33 million from $221 million in first quarter 2010 principally due to higher asset based compensation reflecting higher asset values, higher mutual fund commissions and increased variable annuity product sales.

DAC and VOBA amortization was $272 million in first quarter 2011, a change of $339 million from $67 million of negative amortization in first quarter 2010.  The DAC and VOBA amortization increase in first quarter 2011 was primarily due to the projection of lower future cost of insurance charges and higher baseline amortization, partially offset by the expectation of higher future margins in later policy years from variable and interest sensitive life products.  First quarter 2011 had negative amortization for the Accumulator ® product due to hedge losses from positive market performance.  Quarter over quarter, amortization in first quarter 2011 was less negative than in first quarter 2010 primarily due to lower expected future gross profits.  Amortization from all other products was positive for both periods.

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.  Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products, subject to loss recognition testing.

For universal life products and investment-type products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC amortization.  The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach,. a commonly used industry practice.  This future return approach influences the projection of fees earned, costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, as well as other sources of estimated gross profits.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned and decrease the costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  As of March 31, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9% (6.74% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15% (12.74% net of product weighted average Separate Account fees) and 0.0% ((-2.26%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  At March 31, 2011, current projections of future average gross market returns assume a 0.0% annualized return for the next six quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% in twelve quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $522 million net decrease in DAC amortization due primarily to a projected decrease in the fair values of derivatives used to hedge certain risks related to these products, and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $368 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization totaled $230 million in first quarter 2011, an increase of $11 million from the $219 million reported in first quarter 2010.  The increase was primarily due to a $19 million increase in first-year commissions, partially offset by an $8 million decrease in deferrable operating expenses.

Other operating costs and expenses for the Financial Advisory/Insurance segment increased $27 million to $185 million in the first three months of 2011 as compared to $158 million in the year earlier quarter principally due to $12 million in expenses related to fees paid to an affiliate in 2011, including the $8 million related to employee salaries previously reported in compensation and benefits in the consolidated statement of earnings, $4 million higher consulting expenses, $4 million higher sub-advisory fees, a $2 million increase in legal expenses and a $2 million increase in restructuring expenses.

Premiums and Deposits

The market for annuity and life insurance products of the types issued by the Insurance Group continues to be dynamic as the global economy and capital markets continue to recover from the period of significant stress experienced in recent years.  Among other things:

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

Premiums, Deposits and Mutual Fund Sales

	Three Months Ended March 31,
	2011	2010
Retail	(In Millions)
Annuities
First year	$768	$697
Renewal	598	596
	1,366	1,293

Life(1)
First year	75	67
Renewal	566	580
	641	647
Other(2)
First year	3	3
Renewal	66	67
	69	70

Total retail	2,076	2,010

Wholesale:
Annuities
First year	366	298
Renewal	111	122
	477	420
Life(1)
First year	40	31
Renewal	184	163
	224	194

Other	-	-

Total wholesale	701	614

Total Premiums and Deposits	$2,777	$2,624

Total Mutual Fund Sales(3)	$1,120	$1,126

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.
(3)	Includes through AXA Advisors’ advisory accounts.

Total premiums and deposits for insurance and annuity products for first quarter 2011 were $2.78 billion, an increase of $153 million from the $2.62 billion in the 2010 quarter while total first year premiums and deposits increased $157 billion to $1.25 billion in first quarter 2011 from $1.10 billion in first quarter 2010.  The annuity lines’ first year premiums and deposits increased $139 million to $1.13 billion due to the $143 million increase in sales of variable annuities ($78 million in the wholesale and $65 million in the retail channel).  First year premiums and deposits for the life insurance products increased $17 million, primarily due to the $16 million and $10 million respective increases in sales of interest-sensitive life insurance products in the retail and wholesale channels, partially offset by the $5 million and $2 million respective decreases in first year term life insurance sales in the wholesale and retail channels.

Surrenders and Withdrawals

The following table presents surrender and withdrawal amounts and rates for major insurance product lines.   Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended March 31,
	2011		2010
	Amount	Rate (1)	Amount	Rate (1)
	(Dollars in Millions)

Annuities	$1,690	6.8%	$1,466	6.6%
Variable and interest-sensitive life	236	4.4	222	4.4
Traditional life	145	4.0	151	4.1

Total	$2,071		$1,839
(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during 2011 and 2010, respectively.

Surrenders and withdrawals increased $232 million, from $1.84 billion in first quarter 2010 to $2.07 billion for first quarter 2011.  There were increases of $224 million and $14 million in individual annuities and Variable and interest-sensitive life surrenders and withdrawals, respectively, with a decrease of $6 million reported for the traditional life insurance line.  The annualized annuities surrender rate increased to 6.8% in first quarter 2011 from 6.6% in first quarter 2010 but continue to be lower than the expected long-term surrender rates.  In 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience.  If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income.  The individual life insurance products’ annualized surrender rate was unchanged at 4.2% in first quarters of both 2011 and 2010.

Investment Management Segment

Investment Management - Results of Operations

	Three Months Ended March 31,
	2011	2010
	(In Millions)
Revenues:
Investment advisory and services fees(1)	$515	$512
Bernstein research services	120	111
Distribution revenues	89	80
Other revenues(1)	26	27
Commissions, fees and other income	750	730

Investment income (loss)	9	(3)
Less: interest expense to finance trading activities	(1)	(1)
Net investment income (loss)	8	(4)

Investment gains (losses), net	(3)	4
Total revenues	755	730

Expenses:
Compensation and benefits	361	340
Distribution related payments	75	67
Amortization of deferred sales commissions	10	12
Real estate charge	-	12
Interest expense	1	10
Rent expense	46	46
Amortization of other intangible assets, net	9	9
Other operating costs and expenses	136	120
Total expenses	638	616

Earnings from Operations before Income Taxes	$117	$114

(1)	Included fees earned by AllianceBernstein totaling $17 million in the first quarters of both 2011 and 2010 for services provided to the Insurance Group.

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for first quarter 2011 were $117 million, an increase of $3 million from $114 million in the prior year’s comparable period.

Revenues totaled $755 million in the 2011 quarter, an increase of $25 million from $730 million in the 2010 quarter, primarily due to higher Bernstein research services, net investment income and distribution revenues.

Investment advisory and services fees include base fees and performance fees.  In first quarter 2011, investment advisory and services fees totaled $515 million, an increase of $3 million from the $512 million in the 2010 quarter.  The 2011 increase in investment advisory and services fees was primarily due to the $2 million increase in performance fees from $3 million in first quarter 2010 to $5 million in the 2011 quarter.

In first quarter 2011, the Bernstein research revenues were $120 million, a $9 million increase over the $111 million in the 2010 period.  This increase was driven by growth in both the U.S. and Europe.

The distribution revenues increased $9 million to $89 million in first quarter 2011 as compared to $80 million in first quarter 2010.  This increase was due to the increase in Retail average AUM, but also reflected a higher increase in the Retail AUM on which distribution fees are received compared to sub-advisory AUM on which no such fees are earned.

Net investment income (loss) consisted principally of dividend and interest income and realized and unrealized gains (losses) on trading and other investments, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts.  The $12 million increase in net investment income to $8 million in first quarter 2011 as compared to $4 million of net investment loss in the 2010 quarter was primarily due to $13 million lower investment loss from investments in venture capital joint ventures ($5 million in first quarter 2011 versus $18 million in the year earlier period.

The first quarter 2011 decrease of $7 million to $3 million in investment losses, net as compared to investment gains, net of $4 million in first quarter 2010 principally resulted from losses in the 2011 quarter on sales of investments including investments in AllianceBernstein’s consolidated joint venture as compared to gains in the 2010 quarter.

Expenses

The Investment Management segment’s total expenses were $638 million in first quarter 2011, an increase of $22 million as compared to $616 million in the comparable 2010 quarter principally due to higher compensation and benefits, higher other operating costs and expenses and higher distribution plans payments.

The segment’s employee compensation and benefits expense in the 2011 period totaled $361 million, a $21 million increase as compared to $340 million in the comparable 2010 quarter.  Base compensation, fringe benefits and other employment costs for first quarter 2011 increased $12 million due to higher salaries.  Commission expense increased $5 million in the 2011 quarter reflecting higher private client sales volume.  Incentive compensation increased $3 million in first quarter 2011 due to higher deferred compensation vesting expense offset by lower cash incentive compensation.

The distribution related payment increase of $8 million to $75 million in first quarter 2011 from $67 million in the first three months of 2010 was in line with the increase in distribution revenues.

First quarter 2010 included a $12 million real estate charge; there was no comparable expense in the 2011 quarter.

The increase of $16 million to $136 million in other operating costs and expenses was primarily due to $5 million higher travel and entertainment expenses, $3 million higher portfolio services expenses and $3 million higher professional fees.

Fees and Assets under Management

Breakdowns of fees and assets under management follow:

Fees and Assets Under Management

	Three Months Ended March 31,
	2011	2010
	(In Millions)

FEES
Third party	$498	$495
General Account and other	11	9
Insurance Group Separate Accounts	6	8
Total Fees	$515	$512

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$415,977	$432,406
General Account and other	35,803	34,677
Insurance Group Separate Accounts	25,520	25,217
Total AllianceBernstein	477,300	492,300

Insurance Group
General Account and other(2)	27,977	25,624
Insurance Group Separate Accounts	72,000	63,941
Total Insurance Group	99,977	89,565

Assets by Account:
Third party(1)	415,977	432,406
General Account and other(2)	63,780	60,301
Insurance Group Separate Accounts	97,520	89,158
Total Assets Under Management	$577,277	$581,865

(1)
Includes $44.34 billion and $41.77 billion of assets managed on behalf of AXA affiliates at March 31, 2011 and 2010, respectively.  Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Includes invested assets of AXA Financial not managed by the AllianceBernstein, principally policy loans, totaling approximately $22.57 billion and $20.16 billion at March 31, 2011 and 2010, respectively, and mortgages and equity real estate totaling $5.41 billion and $5.46 billion at March 31, 2011 and 2010, respectively.

Fees for assets under management increased $3 million during first quarter 2011 from the comparable 2010 period due to an increase in performance fees.  Total assets under management decreased $4.59 billion, primarily due to lower third party assets under management at AllianceBernstein partially offset by higher Insurance Group Separate Accounts AUM.  AllianceBernstein’s decline in AUM at March 31, 2011 resulted from net outflows partially offset by market appreciation.  General Account and other assets under management increased $2.35 billion from first quarter 2010.  The $8.36 billion increase in Insurance Group Separate Account assets under management at the end of first quarter 2011 as compared to March 31, 2010 resulted from increases in EQAT’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein’s assets under management at the end of first quarter 2011 totaled $477.30 billion as compared to $492.30 billion at March 31, 2010 as market appreciation of $41.0 billion was more than offset by net outflows of $64.0 billion.  The gross inflows were $21.0 billion, $30.8 billion and $7.9 billion in institutional investment, retail and private client channels, respectively, as compared to corresponding outflows of $56.1 billion, $33.7 billion and $6.3 billion, respectively.  Non-US clients accounted for 35% of the March 31, 2011 total.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other.  Since first quarter 2010, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows.  There was a $32.0 billion decrease in Value Equity to $137.4 billion at March 31, 2011 as the $13.3 billion of market appreciation and $11.2 billion of new investments were more than offset by the $56.5 billion of long-term outflows.  Growth Equity assets under management totaled $71.4 billion, $19.8 billion lower than its March 31, 2010 balance due to $33.8 billion in outflows that were partially offset by $9.4 billion in market appreciation and $4.6 billion of new investments.  Assets under management in Fixed Income products increased $17.7 billion to $210.0 billion between March 31, 2010 and March 31, 2011 as $37.8 billion in new investments and $12.3 billion in market appreciation were partially offset by $32.4 billion in outflows.  The $19.1 billion increase in Other assets under management to $58.5 billion resulted from $8.0 billion in acquisition AUM, $6.0 billion in market appreciation and $6.1 billion in new investments being partially offset by $1.0 billion in net outflows.  AllianceBernstein management believes the net outflows in the Equity and Other services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers.  Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management totaled $481.1 billion for the quarter ended March 31, 2011 as compared to $480.7 billion for the prior year’s comparable period.  The respective increases for the Retail and Private Client channels of $8.0 billion and $4.6 billion, respectively, were offset by the $12.2 billion decline in the Institutional channel while the respective average AUM increases for the Fixed Income and Other categories of $19.8 billion and $19.2 billion were offset by decreases of $22.4 billion and $16.2 billion, respectively, in the Value Equity and Growth Equity services.

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

General Account Investment Assets
March 31, 2011

			Holding
	Balance		Company
	Sheet Total	Other (1)	Group (2) (4)	GAIA (5)
	(In Millions)

Balance Sheet Captions:
Fixed maturities, available-for-sale, at fair value (3)	$41,893	$(279)	$1	$42,171
Mortgage loans on real estate	4,864	(388)	-	5,252
Equity real estate	546	(1)	396	151
Policy loans	4,915	(144)	-	5,059
Other equity investments	1,869	335	-	1,534
Trading securities	3,039	531	-	2,508
Other invested assets	1,818	1,806	-	12
Total investments	58,944	1,860	397	56,687
Cash and cash equivalents	3,754	1,081	280	2,393
Debt & other	(1,520)	985	(943)	(1,562)
Total	$61,178	$3,926	$(266)	$57,518

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

(2)	The “Holding Company Group” category includes that group’s assets, which are not managed as part of GAIA. The “Holding Company Group” category is deducted in arriving at GAIA.
(3)	Includes Insurance Group loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(4)	At March 31, 2011, the principal investment of the Holding Company Group is a real estate property purchased from AXA Equitable in June 2009 with a carrying value of $396 million.
(5)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

Investment Results By Asset Category

	Three Months Ended March 31,				Year Ended December
	2011		2010		31, 2010
	Yield (1)	Amount	Yield (1)	Amount	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income	5.07%	$485	5.29%	$500
Ending assets(2)		39,371		39,046	$39,224
Below investment grade
Income	7.08%	50	6.44%	51
Ending assets		2,800		3,222	2,955
Mortgages:
Income	6.92%	88	6.98%	90
Ending assets(3)		5,252		5,351	5,209
Equity Real Estate:
Income(4)	16.50%	6	21.22%	5
Ending assets(4)		151		98	141
Other Equity Investments:
Income	32.12%	105	13.80%	44
Ending assets(5)		1,534		1,434	1,484
Policy Loans:
Income	6.21%	76	6.37%	80
Ending assets(6)		5,059		5,110	5,082
Cash and Short-term Investments:
Income	.20%	1	.26%	2
Ending assets(7)		2,393		2,473	3,345
Trading Securities:
Income	(1.82)%	(12)	8.41%	28
Ending assets(8)		2,508		1,283	2,502
Other Invested Assets
Income	94.70%	2	(99.3)%	(4)
Ending assets(9)		12		2	8

Total Invested Assets:
Income	5.68%	801	5.70%	796
Ending assets		59,080		58,019	59,950

Debt and Other:
Interest expense and other	6.51%	(27)	7.08%	(27)
Ending liabilities(10)		(1,562)		(1,562)	(1,836)

Total:
Income	5.50%	774	5.66%	769
Investment fees	(.12)%	(17)	(.12)%	(15)
Income	5.38%	$757	5.54%	$754
Ending Net Assets		$57,518		$56,457	$58,114

(1)
Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current period’s income and fees.

(2)
Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $(110) million, $(103) million and $0 million, and include accrued income of $507 million, $522 million and $493 million, amounts due from securities sales of $0 million, $231 million and $1 million and other assets of $2 million, $2 million and $2 million at March 31, 2011 and 2010 and December 31, 2010, respectively.

(3)
Mortgage investment assets include accrued income of $48 million, $49 million and $38 million and are adjusted for related escrow and other liability balances of $(55) million, $(44) million and $(50) million at March 31, 2011 and 2010 and December 31, 2010, respectively.

(4)
Equity real estate carrying values included accrued income of $2 million, $2 million and $2 million and were adjusted for related liability balances of $(1) million, $(2) million and $(1) million as of March 31, 2011 and 2010 and December 31, 2010, respectively.

(5)	Other equity investment assets included no accrued income nor pending trade settlements at March 31, 2011 and 2010 and December 31, 2010.
(6)	Policy loan asset values include accrued income of $146 million, $151 million and $154 million at March 31, 2011 and 2010 and December 31, 2010, respectively.
(7)
Cash and short-term investment assets include net payables from collateral movements of $(679) million, $(316) million and $(252) million and were adjusted for unsettled trades, cash in transit and accrued income of $(2) million, $0 million and $(1) million at March 31, 2011 and 2010 and December 31, 2010, respectively.

(8)	Trading securities include ending accrued income of $14 million, $3 million and $17 million at March 31, 2011 and 2010 and December 31, 2010, respectively.
(9)	Other invested assets include General Account interest rate floors and options.
(10)	Debt and other includes accrued expenses of $(29) million, $(35) million and $(9) million at March 31, 2011 and 2010 and December 31, 2009, respectively.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations.  At March 31, 2011, 75% of the fixed maturity portfolio was publicly traded.  At March 31, 2011, GAIA held commercial mortgage-backed securities (“CMBS”) with an amortized cost of $1.72 billion.  The General Account has no exposure to the sovereign debt of Greece, Portugal, Iceland or the Republic of Ireland.  The total exposure to Eurozone sovereign debt was $12 million at March 31, 2011.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry (1)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Millions)
At March 31, 2011:
Corporate securities:(2)
Finance	$8,744	$381	$31	$9,094
Manufacturing	7,524	539	34	8,029
Utilities	4,458	289	21	4,726
Services	4,187	285	17	4,455
Energy	1,884	138	1	2,021
Retail and wholesale	1,455	101	3	1,553
Transportation	972	76	9	1,039
Other	47	3	1	49
Total corporate securities	29,271	1,812	117	30,966
U.S. government and agency	5,153	46	148	5,051
Commercial mortgage-backed	1,722	18	425	1,315
Residential mortgage-backed(3)	2,211	91	-	2,302
Preferred stock	1,705	28	58	1,675
State and municipal	567	10	14	563
Foreign government	579	61	2	638
Asset-backed securities	563	14	10	567
Total	$41,771	$2,080	$774	$43,077

At December 31, 2010:
Corporate securities:
Finance	$8,605	$380	$40	$8,945
Manufacturing	7,524	566	38	8,052
Utilities	4,582	312	23	4,871
Services	4,032	299	12	4,319
Energy	1,814	152	1	1,965
Retail and wholesale	1,514	106	9	1,611
Transportation	1,026	79	9	1,096
Other	59	4	-	63
Total corporate securities	29,156	1,898	132	30,922
U.S. government and agency	5,179	50	109	5,120
Commercial mortgage-backed	1,807	5	487	1,325
Residential mortgage-backed(2)	2,195	93	1	2,287
Preferred stock	1,704	24	95	1,633
State and municipal	586	11	20	577
Foreign government	581	65	2	644
Asset-backed securities	475	15	12	478
Total	$41,683	$2,161	$858	$42,986

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $2.53 billion, or 6%, of the total fixed maturities at March 31, 2011 and $2.55 billion, or 6%, of the total fixed maturities at December 31, 2010.  Below investment grade fixed maturities represented 42% and 48% of the gross unrealized losses at March 31, 2011 and December 31, 2010, respectively.

Public Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At March 31, 2011
1	Aaa, Aa, A	$21,261	$1,023	$235	$22,049
2	Baa	8,718	543	59	9,202
	Investment grade	29,979	1,566	294	31,251

3	Ba	849	27	22	854
4	B	321	1	22	300
5	C and lower	90	1	15	76
6	In or near default	91	7	20	78
	Below investment grade	1,351	36	79	1,308
Total		$31,330	$1,602	$373	$32,559

At December 31, 2010
1	Aaa, Aa, A	$21,017	$1,102	$215	$21,904
2	Baa	9,133	560	80	9,613
	Investment grade	30,150	1,662	295	31,517

3	Ba	947	15	43	919
4	B	244	-	32	212
5	C and lower	79	-	21	58
6	In or near default	95	5	28	72
	Below investment grade	1,365	20	124	1,261
Total		$31,515	$1,682	$419	$32,778

(1)	At March 31, 2011 and December 31, 2010, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Millions)
At March 31, 2011
1	Aaa, Aa, A	$5,370	$214	$135	$5,449
2	Baa	3,896	238	19	4,115
	Investment grade	9,266	452	154	9,564

3	Ba	485	7	33	459
4	B	195	10	46	159
5	C and lower	151	-	55	96
6	In or near default	344	9	113	240
	Below investment grade	1,175	26	247	954
Total		$10,441	$478	$401	$10,518

At December 31, 2010
1	Aaa, Aa, A	$5,167	$225	$126	$5,266
2	Baa	3,817	236	22	4,031
	Investment grade	8,984	461	148	9,297

3	Ba	456	10	45	421
4	B	230	-	49	181
5	C and lower	157	1	67	91
6	In or near default	341	7	130	218
	Below investment grade	1,184	18	291	911
Total		$10,168	$479	$439	$10,208

(1)
Includes, at March 31, 2011 and December 31, 2010, respectively, 20 securities with amortized cost of $292 million (fair value, $288 million) and 14 securities with amortized cost of $148 million (fair value, $154 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Millions)
At March 31, 2011
1	Aaa, Aa, A	$16,372	$1,010	$59	$17,323
2	Baa	11,934	760	47	12,647
	Investment grade	28,306	1,770	106	29,970

3	Ba	821	30	9	842
4	B	96	2	1	97
5	C and lower	39	1	1	39
6	In or near default	9	9	-	18
	Below investment grade	965	42	11	996
Total		$29,271	$1,812	$117	$30,966

At December 31, 2010
1	Aaa, Aa, A	$15,931	$1,093	$54	$16,970
2	Baa	12,207	776	53	12,930
	Investment grade	28,138	1,869	107	29,900

3	Ba	819	21	15	825
4	B	156	-	8	148
5	C and lower	34	-	2	32
6	In or near default	9	8	-	17
	Below investment grade	1,018	29	25	1,022
Total		$29,156	$1,898	$132	$30,922

Asset-backed Securities

At March 31, 2011, the amortized cost and fair value of asset-backed securities held were $563 million and $567, respectively; at December 31, 2010, those amounts were $475 million and $478 million, respectively.  At March 31, 2011, the amortized cost and fair value of asset-backed securities collateralized by subprime mortgages were $40 million and $38 respectively.  At that same date, the amortized cost and fair value of asset-backed securities collateralized by non subprime mortgages were $74 million and $75 million, respectively.

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

Commercial Mortgage-Backed Securities

	March 31, 2011
	Moody’s Agency Rating					Total	Total December 31, 2010
	Aaa	Aa	A	Baa	Ba and Below
Vintage	(In Millions)
At amortized cost:
2004 and prior years	$1	$23	$50	$126	$154	$354	$359
2005	18	74	76	176	365	709	785
2006	-	-	-	6	429	435	435
2007	-	-	3	-	221	224	228
Total CMBS	$19	$97	$129	$308	$1,169	$1,722	$1,807

At fair value:
2004 and prior years	$1	$24	$47	$121	$135	$328	$330
2005	17	72	68	160	279	596	631
2006	-	-	-	5	265	270	256
2007	-	-	2	-	119	121	108
Total CMBS	$18	$96	$117	$286	$798	$1,315	$1,325

Mortgages

Investment Mix

At March 31, 2011 and December 31, 2010, respectively, approximately 9.3% and 9.3%, respectively, of GAIA were in commercial and agricultural mortgage loans.  The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2011	December 31, 2010
	(In Millions)

Commercial mortgage loans	$3,892	$3,804
Agricultural mortgage loans	1,416	1,466

Total Mortgage Loans	$5,308	$5,270

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality.  The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2011		December 31, 2010
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By U.S. Region:
Pacific	$1,571	29.6%	$1,478	28.1%
Middle Atlantic	1,068	20.1	1,090	20.7
South Atlantic	804	15.2	750	14.2
East North Central	639	12.1	687	13.0
Mountain	447	8.4	450	8.5
West North Central	340	6.4	362	6.9
West South Central	314	5.9	325	6.2
East South Central	66	1.2	69	1.3
New England	59	1.1	59	1.1
Total Mortgage Loans	$5,308	100.0%	$5,270	100.0%

By Property Type:
Office	$1,724	32.5%	$1,585	30.1%
Agricultural	1,416	26.7	1,466	27.8
Apartment	892	16.8	929	17.6
Retail	485	9.1	488	9.3
Industrial	472	8.9	482	9.1
Hospitality	266	5.0	267	5.1
Other	53	1.0	53	1.0
Total Mortgage Loans	$5,308	100.0%	$5,270	100.0%

At March 31, 2011, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 76% while the agricultural mortgage loans weighted average loan-to-value ratio was 43%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and
Debt Service Coverage Ratios
March 31, 2011

	Debt Service Coverage Ratio(1)						Total Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(In Millions)

0% - 50%	$278	$80	$168	$329	$204	$85	$1,144
50% - 70%	210	219	422	757	191	34	1,833
70% - 90%	69	61	522	437	277	50	1,416
90% plus	10	-	134	108	518	145	915
Total Commercial
and Agricultural
Mortgage Loans	$567	$360	$1,246	$1,631	$1,190	$314	$5,308

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at of March 31, 2011.

Mortgage Loans by Year of Origination

	March 31, 2011
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2011	$257	4.8%
2010	398	7.5
2009	569	10.7
2008	366	6.9
2007	1,008	19.0
2006 and prior	2,710	51.1
Total Mortgage Loans	$5,308	100.0%

As of March 31, 2011 and December 31, 2010, respectively, $4 million and $6 million of mortgage loans were classified as problem loans while $349 million and $280 million were classified as potential problem loans.  There were no loans in the restructured category at either date.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves.  The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated.  There were no valuation allowances for agricultural mortgages at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(In Millions)

Balances, beginning of year	$49	$18
Additions charged to income	-	33
Deductions for writedowns and asset dispositions	-	(2)
Balances, End of Period	$49	$49

Other Equity Investments

At March 31, 2011, private equity partnerships, hedge funds and real-estate related partnerships were 96% of total other equity investments.  These interests, which represent 2.6% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year.  The portfolio is actively managed to control risk and generate investment returns over the long term.

Other Equity Investments - Classifications

	March 31, 2011	December 31, 2010
	(In Millions)

Common stock	$63	$54
Joint ventures and limited partnerships:
Private equity	1,146	1,093
Hedge funds	226	246
Real estate related	99	91
Total Other Equity Investments	$1,534	$1,484

Trading Securities

At March 31, 2011 and December 31, 2010, respectively, the Insurance Group’s trading account securities included U.S. Treasury securities pledged under repurchase agreements with amortized costs of $2.59 billion and $2.59 billion and fair values of $2.49 billion and $2.48 billion.  The repurchase agreements are accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.

Repurchase Agreements

The Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  During first quarter 2011 and full year 2010, the Insurance Group’s maximum outstanding repurchase agreements were $2.55 billion and $2.80 billion, respectively.  There are no repurchase agreements that are treated as sales.

Off Balance Sheet Transactions

At March 31, 2011 and December 31, 2010, there were no off balance sheet transactions the Insurance Group was a party to.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders' account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of elections, being higher than what accumulated policyholders' account balances would support.  The Insurance Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions, in addition to repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets..  The Insurance Group does not currently use credit default swaps.  For both GMDB and GMIB, the Insurance Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  The Insurance Group also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  The Insurance Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance Group.

The GWBL features and reinsurance contracts covering GMIB exposure are both considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under the U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, beginning in fourth quarter 2008 and continuing into 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extended into and expired in first quarter 2011.  Beginning in 2010, the Insurance Group has occasionally had in place an anticipatory hedge program to protect against declining interest rates with respect to a part of its projected variable annuity sales.  Since 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.  Beginning in fourth quarter 2010, the Insurance Group purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest-sensitive life and annuity business.

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

Derivative Instruments by Category
March 31, 2011

	Notional Amount	Fair Value		Income (Loss) Reported in Net Earnings (Loss)

		Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts(1):
Futures	$9,249	$-	$-	$(593)
Swaps	1,286	8	16	(55)
Options	180	28	19	3

Interest rate contracts(1):
Floors	9,000	286	-	(8)
Swaps	11,946	360	54	(71)
Futures	14,254	-	-	(88)
Swaptions	7,818	230	-	(62)

Net investment income (loss)				(874)

Embedded derivatives:
GMIB reinsurance contracts(2)		1,022	-	(201)

GWBL and other features(3)		-	(3)	41

Total, March 31, 2011	$53,733	$1,934	$86	$1,034
(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholders liabilities.

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

The following tables set forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2011	2010
	(In Millions)

Fixed maturities	$3	$(14)
Other equity investments	-	3
Derivatives	-	-
Other	(1)	(9)
	$2	$(20)

Net realized gains (losses) on fixed maturities were $3 million in first quarter 2011, compared to net realized losses of $(14) million in the comparable 2010 quarter, as set forth in the following table:

Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2011	2010
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$11	$42
Other	-	-
Total gross realized investment gains	11	42
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	-	(41)
Gross losses on sales and maturities	(8)	(15)
Credit related losses on sales	-	-
Other	-	-
Total gross realized investment losses	(8)	(56)
Total Net Realized Gains (Losses)	$3	$(14)

The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,
	2011	2010 (1)
	(In Millions)
Fixed maturities (2):
Public fixed maturities	$-	$(11)
Private fixed maturities	-	(30)
Total fixed maturities	$-	$(41)

(1)
Excludes $3 million of other-than-temporary impairments recorded in Other Comprehensive Income (Loss), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	No OTTI amounts were reported for equity securities and other invested assets during either reporting period.

At March 31, 2010, the $41 million in other-than-temporary impairments on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer (there were no OTTI amounts reported in first quarter 2011).  In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.  The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion supplements that found in the 2010 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”

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

General Accounts Annuity Reserves and Deposit Liabilities

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$5,770	26.3%	$5,611	25.8%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,015	4.6	960	4.4
At contract value, less surrender charge of 5% or more	1,356	6.2	1,523	7.0
Subtotal	2,371	10.8	2,483	11.4

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	13,836	62.9	13,648	62.8

Total Annuity Reserves And Deposit Liabilities	$21,977	100.0%	$21,742	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $4.44 billion at March 31, 2011 increased $1.40 billion from $3.04 billion at December 31, 2010.  Cash inflows are primarily provided by operations, policyholder deposits, short-term financings, proceeds from sales of investments and borrowings from affiliates.  Significant cash outflows include purchases of investments, policyholder withdrawals, repayments of long- and short-term debt and borrowings and loans to affiliates.

Net cash used in operating activities was $435 million in first quarter 2011 as compared to the $203 million of cash provided by operating activities in the 2010 quarter.  The cash used in operating activities in the 2011 quarter resulted from net loss of $198 million in first quarter 2011 as compared to earnings of $347 million in the year earlier quarter and the $201 million increase in segregated cash and securities, net to $220 million in first quarter 2011 compared to $19 million in first quarter 2010.

Cash flows used in investing activities increased $488 million, from $551 million in first quarter 2010 to $1.04 billion in the 2011 quarter.  The difference was primarily due to the absence of activity in loans to affiliates in the 2011 quarter as compared to the $500 million decrease in loans to affiliates in first quarter 2010.

Cash flows provided by financing activities decreased $168 million from $960 million in first quarter 2010 to $792 in the 2011 quarter.  Short-term financings decreased $150 million period over period.  Collateralized pledge liabilities decreased $223 million to $685 million in first quarter 2011.  Collateralized pledged assets decreased some $203 million in the 2011 quarter; there was an $869 million decline in the corresponding 2010 period.  These uses were offset by increases in deposits net of withdrawals from policyholders’ account balances of $767 million and $573 million in the respective 2011 and 2010 quarters.

AXA Financial (the “Holding Company”)

Liquidity Requirements

In 2011, AXA Financial expects to fund most of its liquidity and capital needs through additional borrowings from AXA or its affiliates and/or from third parties.  While AXA or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.

AXA Financial’s cash requirements include debt service, operating expenses, taxes, certain employee benefits and the provision of funding to various subsidiaries to meet their capital requirements.  AXA Financial paid no cash dividends in 2010 nor in the 2011 period.  Due to AXA Financial’s assumption of primary liability from AXA Equitable for all current and future obligations of certain of its benefit plans, AXA Financial pays for such benefits; all such amounts are reimbursed by subsidiaries of AXA Financial.

AXA Financial’s liquidity needs in 2011 and subsequent years will be impacted by, among other things, interest payments on borrowings from AXA and it affiliates and/or from third parties.  Such future needs may also include additional loans to and/or investments in its subsidiaries.

Management from time to time explores selective acquisition opportunities in financial advisory, insurance and investment management businesses.

Sources of Liquidity

Sources of liquidity for AXA Financial include (i) borrowings from AXA and/or AXA affiliates, (ii) borrowings from third parties, including under AXA Financial’s bank credit facilities and commercial paper program, (iii) dividends principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes and (iv) interest, dividends, distributions and/or sales proceeds on investments and other assets.  Insurance subsidiaries may be restricted by operation of applicable insurance laws (particularly New York Insurance law in the case of AXA Equitable and MONY Life) from making dividend payments or their own need for funds.  In 2010, AXA Financial repaid $780 million of its Senior Notes.  The remaining $350.0 million of Senior Notes mature in 2028.

In the past, AXA Financial has funded its liquidity needs primarily from dividends and distributions from its subsidiaries; however, such sources are unlikely to provide significant amounts of liquidity in 2011.  AXA Financial will primarily be relying on borrowings from AXA or its affiliates and other sources of liquidity, including interest payments on the surplus notes purchased from AXA Equitable (payment of which is not assured as the payment is subject to regulatory approval by the NYID), borrowings from third-parties, including under AXA Financial’s credit facilities and commercial paper program, and interest, dividends, distributions and/or sales proceeds from less liquid investments and other assets.  While AXA and/or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.  For additional information, see “Item 1A – Risk Factors” in the 2010 Form 10-K.

In fourth quarter 2010, AXA Financial received $300 million and $70 million of dividends from AXA Equitable and MONY Life, respectively; it is expected that dividends will also be received in 2011.

Existing Credit Facilities and Commercial Paper Programs

On June 29, 2010, AXA and AXA Financial entered into a credit agreement with Citibank that calls for a $300 million multicurrency revolving credit facility to be available to AXA Financial for general corporate purposes until its maturity on June 29, 2015.  On December 23, 2010, AXA and AXA Financial entered into a second agreement with Citibank which calls for a $250 million multicurrency revolving credit facility, all of which is available to AXA Financial for general corporate purposes until its maturity on December 23, 2015.  At March 31, 2011, no borrowings were outstanding.

On September 17, 2010, AXA and AXA Financial entered into a credit agreement with J. P. Morgan Europe Limited.  The credit agreement calls for a $250 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $250 million is available to AXA Financial for general corporate purposes until its maturity on September 17, 2014.  At March 31, 2011, no borrowings were outstanding.

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

In 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time.  During first quarter 2011, AXA Financial issued $315 million in short-term notes, the proceeds of which were borrowed and repaid by AXA Bermuda, allowing AXA Financial to repay its notes before quarter end.  At March 31, 2011, $595 million of notes remained outstanding.

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

Debt Covenants, Compliance and the Absence of Material Adverse Changes

AXA Financial’s  senior debt agreements have covenants regarding change of ownership and certain ratios.  There are no material adverse change (“MAC”) clauses in any of AXA Financial’s debt.  MAC clauses are specific covenants regarding material financial changes or rating changes that could result in a cancellation of the agreement or default.

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

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2010, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2010 Form 10-K.

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

AXA Equitable, USFL and MLOA receive statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust and/or letters of credit.  At March 31, 2011, there were $5.16 billion of assets in the irrevocable trust and $2.14 billion in letters of credit.  Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances.  The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior.  Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact liquidity.

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

Existing Credit Facilities and Commercial Paper Programs

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500.0 million revolving credit facility.  On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility.  During fourth quarter 2010, AXA Bermuda utilized $600 million under this facility: $300 million was repaid before December 31, 2010 and the remaining $300 million was repaid in first quarter 2011.  No amounts were outstanding under this facility on March 31, 2011.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”), which provides these companies with access to collateralized borrowings and other FHLBNY products.  At March 31, 2011, there were no outstanding borrowings from FHLBNY.

Guarantees and Other Commitments

The Insurance Group had approximately $2.21 billion of undrawn letters of credit related to reinsurance as well as $547 million and $252 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements at March 31, 2011.  For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.

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

For first quarter 2011 and 2010, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net income (loss) totaled $425 million and $(497) million.  Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.34 billion and $4.88 billion at March 31, 2011 and December 31, 2010, respectively.

In first quarter 2011 and 2010, no shareholder dividends were paid by members of the Insurance Group to AXA Financial.

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

AllianceBernstein

On March 31, 2011, the remaining 50% interest in its Australian joint venture was purchased by AllianceBernstein from AXA and its subsidiaries for $21 million.

During first quarter 2011, net cash used in AllianceBernstein’s operating activities was $67 million, down $151 million from the 2010 quarter, due to an increase in purchases of Treasury Bills and additional seed investments and decrease in accrued compensation, offset by a decrease in broker dealer-related net receivables.  During first quarter 2011, net cash used in investing activities was $23 million.  The $22 million increase from the comparable 2010 period was principally the result of the purchase of  the remaining 50% interest in Australian joint venture, mentioned above.  During the first quarter of 2011, net cash used in financing activities decreased $79 million to $154 million. The decrease reflects lower distributions of $58 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) and higher issuance of commercial paper (net of repayments) of $84 million, offset by $26 million higher purchases of Holding units to fund deferred compensation plans and a decrease of $29 million in overdrafts payable.

At March 31, 2011 and 2010, respectively, AllianceBernstein had $266 million and $206 million outstanding under its commercial paper program.  No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at both March 31, 2011 and 2010.

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in a number of ventures and transactions with AXA and certain of its affiliates.  See Notes 11 and 18 of Notes to the Consolidated Financial Statements in AXA Financial’s 2010 Form 10-K as well as AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2010 for information on related party transactions.

Contractual Obligations

AXA Financial Group’s consolidated contractual agreements include policyholder obligations, long-term debt, loans from affiliates, employee benefits, operating leases and various funding commitments.  See the “Supplementary Information – Contractual Obligation” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Financial’s 2010 Form 10-K for additional information.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements included herein for a discussion of recently adopted accounting pronouncements.  Also see Note 2 to the Consolidated Financial Statements included herein for a discussion of recently issued accounting pronouncements.

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2010 Form 10-K.

Item 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in AXA Financial Group’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial Group’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Consolidated Financial Statements contained herein. Except as disclosed in Note 10 to the Consolidated Financial Statements there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2010 Form 10-K.

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

Date:	May 13, 2011	AXA FINANCIAL, INC.

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	May 13, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer