Form 10-Q
period 2011-06-30
AXA FINANCIAL INC
filed 2011-08-11
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2011

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

As of August 11, 2011, 436,192,949 shares of the registrant’s Common Stock were outstanding.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements.  Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Financial and its subsidiaries.  There can be no assurance that future developments affecting AXA Financial and its subsidiaries will be those anticipated by management.  These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) disruption in the financial markets and general economic conditions, particularly in light of the recent financial crisis; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our subsidiaries products, a reduction in the revenue derived by our subsidiaries from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC and VOBA amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) changes in interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products offered by our subsidiaries; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes to statutory reserves and/or risk based capital requirements; (vi) AXA Financial’s reliance on dividends and distributions from its subsidiaries and borrowings from third parties and AXA for most of its liquidity and capital needs; (vii) the applicable regulatory restrictions on the ability of its subsidiaries to pay such dividends or distributions; (viii) liquidity of certain investments; (ix) investment losses and defaults, and changes to investment valuations; (x) changes in assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) counterparty non-performance; (xiii) changes in our insurance companies’ claims-paying or credit ratings; (xiv) adverse determinations in litigation or regulatory matters; (xv) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (xvi) changes in tax law; (xvii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xviii) changes in statutory reserve requirements; (xix) changes in accounting standards, practices and/or policies; (xx) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxi) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxii) the perception of our brand and reputation in the marketplace; (xxiii) the impact on our subsidiaries’ businesses resulting from changes in the demographics of their client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxiv) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxv) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxvi) other risks and uncertainties described from time to time in AXA Financial’s filings with the SEC.

AXA Financial does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010

ASSETS	(In Millions)
Investments:
Fixed maturities available for sale, at fair value	$43,131	$41,798
Mortgage loans on real estate	5,289	4,826
Equity real estate, held for the production of income	493	540
Policy loans	4,906	4,930
Other equity investments	1,957	1,727
Trading securities	3,051	2,990
Other invested assets	1,984	1,863
Total investments	60,811	58,674
Cash and cash equivalents	4,246	4,436
Cash and securities segregated, at fair value	1,015	1,110
Broker-dealer related receivables	1,415	1,389
Deferred policy acquisition costs	8,583	8,682
Goodwill and other intangible assets, net	5,273	5,282
Value of business acquired	368	384
Amounts due from reinsurers	4,219	4,293
Loans to affiliates	1,278	1,280
Other assets	4,103	4,262
Separate Accounts’ assets	97,007	94,125

Total Assets	$188,318	$183,917

LIABILITIES
Policyholders’ account balances	$28,307	$27,900
Future policy benefits and other policyholders liabilities	27,639	27,559
Broker-dealer related payables	3,120	2,962
Customers related payables	1,420	1,770
Short-term and long-term debt	1,476	1,454
Loans from affiliates	5,168	5,376
Income taxes payable	1,987	1,687
Other liabilities	6,949	6,291
Separate Accounts’ liabilities	97,007	94,125
Total liabilities	173,073	169,124

Commitments and contingent liabilities (Note 10)

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	June 30,	December 31,
	2011	2010

EQUITY	(In Millions)
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2,000 million shares authorized,
436.2 million shares issued and outstanding	$4	$4
Capital in excess of par value	706	685
Retained earnings	11,823	11,456
Accumulated other comprehensive income (loss)	(604)	(764)
Treasury shares, at cost	(17)	(23)
Total AXA Financial, Inc. equity	11,912	11,358
Noncontrolling interest	3,333	3,435
Total equity	15,245	14,793
Total Liabilities and Equity	$188,318	$183,917

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$862	$813	$1,809	$1,588
Premiums	378	383	771	773
Net investment income (loss):
Investment income (loss) from derivative instruments	560	3,141	(315)	2,804
Other investment income (loss)	849	816	1,648	1,600
Total net investment income (loss)	1,409	3,957	1,333	4,404
Investment gains (losses), net:
Total other-than-temporary impairment losses	(25)	(52)	(25)	(96)
Portion of loss recognized in other comprehensive income (loss)	1	3	1	6
Net impairment losses recognized	(24)	(49)	(24)	(90)
Other investment gains (losses), net	(4)	3	(5)	27
Total investment gains (losses), net	(28)	(46)	(29)	(63)
Commissions, fees and other income	1,023	926	2,069	1,894
Increase (decrease) in fair value of reinsurance contracts	134	622	(67)	586
Total revenues	3,778	6,655	5,886	9,182

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	947	1,499	1,734	2,401
Interest credited to policyholders' account balances	278	247	549	512
Compensation and benefits	604	559	1,208	1,177
Commissions	274	238	528	459
Distribution related payments	78	71	153	138
Amortization of deferred sales commissions	10	12	20	24
Interest expense	84	93	168	188
Amortization of deferred policy acquisition costs
and value of business acquired	287	1,170	559	1,103
Capitalization of deferred policy acquisition costs	(256)	(236)	(486)	(455)
Rent expense	69	65	139	137
Amortization of other intangible assets	10	10	20	20
Other operating costs and expenses	343	288	659	570
Total benefits and other deductions	2,728	4,016	5,251	6,274

Earnings (loss) from continuing operations, before income taxes	1,050	2,639	635	2,908
Income tax (expense) benefit	(329)	(890)	(159)	(812)

Net earnings (loss)	721	1,749	476	2,096
Less: net (earnings) loss attributable to the noncontrolling interest	(49)	(43)	(109)	(103)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$672	$1,706	$367	$1,993

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
	2011	2010

	(In Millions)
EQUITY
AXA Financial, Inc. Equity:
Common stock, at par value, beginning of year and end of period	$4	$4

Capital in excess of par value, beginning of year	685	649
Changes in capital in excess of par value	21	20
Capital in excess of par value, end of period	706	669

Retained earnings, beginning of year	11,456	11,401
Net earnings (loss)	367	1,993
Retained earnings, end of period	11,823	13,394

Accumulated other comprehensive income (loss), beginning of year	(764)	(1,347)
Other comprehensive income (loss)	160	575
Accumulated other comprehensive income (loss), end of period	(604)	(772)

Treasury shares at cost, beginning of year	(23)	(34)
Changes in treasury shares	6	10
Treasury shares at cost, end of period	(17)	(24)

Total AXA Financial, Inc. equity, end of period	11,912	13,271

Noncontrolling interest, beginning of year	3,435	3,568
Purchase of AllianceBernstein Units by noncontrolling interest	1	4
Repurchase of AllianceBernstein Holding units	(56)	(48)
Purchase of noncontrolling interest in consolidated entity	(32)	(2)
Net earnings (loss) attributable to noncontrolling interest	109	103
Dividends paid to noncontrolling interest	(155)	(191)
Other comprehensive income (loss) attributable to noncontrolling interest	10	(42)
Other changes in noncontrolling interest	21	39

Noncontrolling interest, end of period	3,333	3,431

Total Equity, End of Period	$15,245	$16,702

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(In Millions)

Net earnings (loss)	$476	$2,096
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders' account balances	549	512
Universal life and investment-type product policy fee income	(1,809)	(1,588)
Net change in broker-dealer and customer related receivables/payables	(360)	(29)
(Income) loss related to derivative instruments	230	(2,413)
Investment (gains) losses, net	29	63
Change in segregated cash and securities, net	95	40
Change in deferred policy acquisition costs and value of business acquired	73	648
Change in future policy benefits	117	777
Change in income taxes payable	189	856
Contribution to Pension Plans	(293)	(193)
Change in fair value of reinsurance contracts	67	(586)
Amortization of deferred compensation	114	83
Amortization of deferred sales commission	20	24
Other depreciation and amortization	99	119
Amortization of other intangible assets	20	20
Other, net	162	(105)

Net cash provided by (used in) operating activities	(222)	324

Cash flows from investing activities:
Maturities and repayments of fixed maturities and
mortgage loans on real estate	2,472	1,350
Sales of investments	10,043	12,612
Purchases of investments	(14,000)	(14,654)
Cash settlements related to derivative instruments	(568)	1,005
Decrease in loans to affiliates	-	500
Increase in loans to affiliates	-	(6)
Change in short-term investments	12	24
Change in capitalized software, leasehold improvements and EDP equipment	(44)	(26)
Other, net	165	66

Net cash provided by (used in) investing activities	(1,920)	871

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - CONTINUED
(UNAUDITED)

	2011	2010

	(In Millions)

Cash flows from financing activities:
Policyholders' account balances:
Deposits	$1,811	$1,711
Withdrawals and transfers to Separate Accounts	(239)	(403)
Change in short-term financings	144	240
Repayments of long-term debt	-	(300)
Repayment of loans from affiliates	(301)	-
Change in securities sold under agreements to repurchase	67	416
Change in securities sold under resale agreements	(105)	-
Change in collateralized pledged assets	205	894
Change in collateralized pledged liabilities	663	364
Repurchase of AllianceBernstein Holding Units	(101)	(86)
Distribution to noncontrolling interests in consolidated subsidiaries	(155)	(191)
Other, net	(37)	65

Net cash provided by (used in) financing activities	1,952	2,710

Change in cash and cash equivalents	(190)	3,905
Cash and cash equivalents, beginning of year	4,436	3,039

Cash and Cash Equivalents, End of Period	$4,246	$6,944

Supplemental cash flow information
Interest Paid	$96	$113
Income Taxes (Refunded) Paid	$(69)	$(226)

See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2011, AllianceBernstein purchased 2.5 million and 4.7 million Holding units for $51 million and $101 million, respectively. These amounts reflect open-market purchases of 2.5 million and 4.6 million Holding units for $51 million and $99 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding units purchased by employees as part of a dividend reinvestment election. AllianceBernstein intends to continue to engage in open-market purchases of Holding units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 1.6 million and 1.7 million restricted Holding unit awards to employees during the second quarter and first six months of 2011, respectively, for retention and recruitment purposes.  To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust.  There were approximately 4.0 million unallocated Holding units remaining in the consolidated rabbi trust as of June 30, 2011. The purchase and issuance of Holding units resulted in an increase of $25 million in Capital excess of par value with a corresponding $25 million decrease in Noncontrolling interest.

At June 30, 2011 and December 31, 2010, AXA Financial Group’s economic interest in AllianceBernstein was 45.0% and 44.3%, respectively.  At June 30, 2011 and December 31, 2010, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 62.5% and 61.4%.

In second quarter 2011, AllianceBernstein acquired Pyrander Capital Management LLC, an investment management company.  The purchase price of this acquisition was $10 million, consisting of $6 million of cash payments and $4 million payable over the next two years.

In the first quarter of 2011, AXA sold its 50% interest in AllianceBernstein’s consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction.  On March 31, 2011, AllianceBernstein purchased that 50% interest from the unaffiliated third party, making this Australian entity a wholly-owned subsidiary.  AllianceBernstein purchased the remaining 50% interest for $21 million.  As a result, AXA Financial Group’s Noncontrolling interest decreased $26 million and AXA Financial, Inc.’s equity increased $5 million.

The terms “second quarter 2011” and “second quarter 2010” refer to the three months ended June 30, 2011 and 2010, respectively.  The terms “first six months of 2011” and “first six months of 2010” refer to the six months ended June 30, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which was effective for the first quarter of 2011.  These new disclosures have been included in the Notes to AXA Financial Group’s consolidated financial statements, as appropriate.

In 2010, the FASB issued new guidance on stock compensation. This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades and that may be different from the functional currency of the issuer, the functional currency of the subsidiary-employer, or the payroll currency of the employee-recipient, should be considered an equity award assuming all other criteria for equity classification are met.  This guidance was effective for the first quarter of 2011.  Implementation of this guidance did not have a material impact on AXA Financial Group’s consolidated financial statements as it is consistent with the policies and practices currently applied by AXA Financial Group in accounting for share-based-payment awards.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance to amend the existing alternatives for presenting other comprehensive income and its components in financial statements. The amendments eliminate the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  This guidance will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  Management does not expect that implementation of this guidance will have a material impact on AXA Financial Group’s consolidated financial statements.

In May 2011, the FASB amended its guidance on fair value measurements and disclosure requirements to enhance comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures.  This guidance is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited.  Management does not expect that implementation of this guidance will have a material impact on AXA Financial Group’s consolidated financial statements.

In April 2011, the FASB amended its guidance on accounting for repurchase agreements (“repos”) and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  The guidance amends the criteria that indicate the transferor has maintained control over the financial assets, and thus must account for the transaction as a secured borrowing, by eliminating the criterion pertaining to the maintenance of collateral sufficient to reasonably assure completion of the transaction even in the event of default by the transferee. This guidance is effective on a prospective basis for repos and modifications of existing repos that occur in interim or annual periods beginning on or after December 15, 2011, with early adoption prohibited.  Management does not expect that implementation of this guidance will change AXA Financial Group’s accounting for these repo transactions and, therefore, is not expected to have a material impact on its consolidated financial statements.

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

The new guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  Management does not expect that implementation of this guidance will have a material impact on AXA Financial Group’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI(3)

	(In Millions)

June 30, 2011:
Fixed Maturities:
Corporate	$28,390	$2,083	$80	$30,393	$-
U.S. Treasury, government
and agency	5,726	67	112	5,681	-
States and political subdivisions	568	20	6	582	-
Foreign governments	578	66	-	644	-
Commercial mortgage-backed	1,606	22	436	1,192	25
Residential mortgage-backed(1)	2,471	112	1	2,582	-
Asset-backed(2)	595	16	10	601	6
Redeemable preferred stock	1,487	30	61	1,456	-
Total Fixed Maturities	41,421	2,416	706	43,131	31

Equity securities	25	1	-	26	-

Total at June 30, 2011	$41,446	$2,417	$706	$43,157	$31

December 31, 2010:
Fixed Maturities:
Corporate	$27,963	$1,903	$133	$29,733	$-
U.S. Treasury, government
and agency	5,180	50	110	5,120	-
States and political subdivisions	586	11	20	577	-
Foreign governments	581	65	2	644	-
Commercial mortgage-backed	1,807	5	487	1,325	25
Residential mortgage-backed(1)	2,195	93	1	2,287	-
Asset-backed(2)	476	15	12	479	7
Redeemable preferred stock	1,704	24	95	1,633	-
Total Fixed Maturities	40,492	2,166	860	41,798	32

Equity securities	30	-	2	28	-

Total at December 31, 2010	$40,522	$2,166	$862	$41,826	$32

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At June 30, 2011 and December 31, 2010, respectively, AXA Financial had trading fixed maturities with an amortized cost of $165 million and $207 million and carrying values of $166 million and $208 million.  Gross unrealized gains on trading fixed maturities were $1 million and $3 million and gross unrealized losses were $0 million and $2 million at June 30, 2011 and December 31, 2010, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2011 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the final year of maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2011

	Amortized Cost	Fair Value

	(In Millions)

Due in one year or less	$4,024	$4,094
Due in years two through five	12,758	13,646
Due in years six through ten	13,828	14,697
Due after ten years	4,652	4,863
Subtotal	35,262	37,300
Commercial mortgage-backed securities	1,606	1,192
Residential mortgage-backed securities	2,471	2,582
Asset-backed securities	595	601
Total	$39,934	$41,675

For the first six months of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $366 million and $958 million, respectively.  Gross gains of $7 million and $31 million and gross losses of $8 million and $30 million were realized on these sales for the first six months of 2011 and of 2010, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first six months of 2011 and 2010 amounted to $405 million and $1,294 million, respectively.

AXA Financial recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Credit losses recognized in earnings (loss)	$(24)	$(49)	$(24)	$(90)
Non-credit losses recognized in OCI	(1)	(3)	(1)	(6)
Total OTTI	$(25)	$(52)	$(25)	$(96)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Balances, beginning of period	$(514)	$(330)	$(553)	$(292)
Previously recognized impairments on securities that matured,
paid, prepaid or sold	1	92	40	95
Recognized impairments on securities impaired to fair value this period(1)	-	-	-	-
Impairments recognized this period on securities not previously impaired	(24)	(35)	(24)	(76)
Additional impairments this period on securities previously impaired	-	(14)	-	(14)
Increases due to passage of time on previously recorded credit losses	-	-	-	-
Accretion of previously recognized impairments due to increases in
expected cash flows	-	-	-	-
Balances at June 30,	$(537)	$(287)	$(537)	$(287)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2011	2010

	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(9)	$(20)
All other	1,719	1,326
Equity securities	1	(2)
Net Unrealized Gains (Losses)	$1,711	$1,304

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on	DAC and	Policyholders	Tax Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, April 1, 2011	$(8)	$3	$(6)	$4	$(7)
Net investment gains (losses)
arising during the period	-	-	-	-	-
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from net earnings (loss)(1)	(1)	-	-	-	(1)
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	-	-	-	-
Deferred income taxes	-	-	-	1	1
Policyholders liabilities	-	-	(1)	-	(1)
Balance, June 30, 2011	$(9)	$3	$(7)	$5	$(8)

Balance, April 1, 2010	$(15)	$-	$-	$5	$(10)
Net investment gains (losses)
arising during the period	27	-	-	-	27
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(14)	-	-	-	(14)
Excluded from Net earnings (loss)(1)	(3)	-	-	-	(3)
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	-	-	-	-
Deferred income taxes	-	-	-	(3)	(3)
Policyholders liabilities	-	-	(1)	-	(1)
Balance, June 30, 2010	$(5)	$-	$(1)	$2	$(4)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on	DAC and	Policyholders	Tax Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, January 1, 2011	$(20)	$3	$(2)	$7	$(12)
Net investment gains (losses)
arising during the period	12	-	-	-	12
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from net earnings (loss)(1)	(1)	-	-	-	(1)
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	-	-	-	-
Deferred income taxes	-	-	-	(2)	(2)
Policyholders liabilities	-	-	(5)	-	(5)
Balance, June 30, 2011	$(9)	$3	$(7)	$5	$(8)

Balance, January 1, 2010	$(13)	$6	$(1)	$3	$(5)
Net investment gains (losses)
arising during the period	28	-	-	-	28
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(14)	-	-	-	(14)
Excluded from Net earnings (loss)(1)	(6)	-	-	-	(6)
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	(6)	-	-	(6)
Deferred income taxes	-	-	-	(1)	(1)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2010	$(5)	$-	$(1)	$2	$(4)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on	DAC and	Policyholders	Tax Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, April 1, 2011	$1,318	(159)	$(301)	$(301)	$557
Net investment gains (losses) arising
during the period	382	-	-	-	382
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	19	-	-	-	19
Excluded from Net earnings (loss)(1)	1	-	-	-	1
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	(36)	-	-	(36)
Deferred income taxes	-	-	-	(98)	(98)
Policyholders liabilities	-	-	(87)	-	(87)
Balance, June 30, 2011	$1,720	$(195)	$(388)	$(399)	$738

Balance, April 1, 2010	$382	$(77)	$(161)	$(50)	$94
Net investment gains (losses) arising
during the period	795	-	-	-	795
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	33	-	-	-	33
Excluded from Net earnings (loss)(1)	3	-	-	-	3
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	(19)	-	-	(19)
Deferred income taxes	-	-	-	(217)	(217)
Policyholders liabilities	-	-	(200)	-	(200)
Balance, June 30, 2010	$1,213	$(96)	$(361)	$(267)	$489
(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on	DAC and	Policyholders	Tax Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, January 1, 2011	$1,324	$(154)	$(311)	$(303)	$556
Net investment gains (losses) arising
during the period	380	-	-	-	380
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	15	-	-	-	15
Excluded from Net earnings (loss)(1)	1	-	-	-	1
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	(41)	-	-	(41)
Deferred income taxes	-	-	-	(96)	(96)
Policyholders liabilities	-	-	(77)	-	(77)
Balance, June 30, 2011	$1,720	$(195)	$(388)	$(399)	$738

Balance, January 1, 2010	$(61)	$(31)	$(68)	$40	$(120)
Net investment gains (losses) arising
during the period	1,223	-	-	-	1,223
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	45	-	-	-	45
Excluded from Net earnings (loss)(1)	6	-	-	-	6
Impact of net unrealized investment gains
(losses) on:
DAC and VOBA	-	(65)	-	-	(65)
Deferred income taxes	-	-	-	(307)	(307)
Policyholders liabilities	-	-	(293)	-	(293)
Balance, June 30, 2010	$1,213	$(96)	$(361)	$(267)	$489

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 551 issues at June 30, 2011 and the 649 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Millions)
June 30, 2011:
Fixed Maturities:
Corporate	$2,508	$(49)	$322	$(31)	$2,830	$(80)
U.S. Treasury, government
and agency	768	(52)	200	(60)	968	(112)
States and political subdivisions	121	(2)	41	(4)	162	(6)
Foreign governments	30	-	5	-	35	-
Commercial mortgage-backed	49	(8)	994	(428)	1,043	(436)
Residential mortgage-backed	293	(1)	1	-	294	(1)
Asset-backed	23	-	63	(10)	86	(10)
Redeemable preferred stock	510	(11)	488	(50)	998	(61)

Total	$4,302	$(123)	$2,114	$(583)	$6,416	$(706)

December 31, 2010:
Fixed Maturities:
Corporate	$2,640	$(83)	$532	$(50)	$3,172	$(133)
U.S. Treasury, government
and agency	1,818	(56)	202	(54)	2,020	(110)
States and political subdivisions	283	(13)	37	(7)	320	(20)
Foreign governments	79	(2)	10	-	89	(2)
Commercial mortgage-backed	80	(4)	1,115	(483)	1,195	(487)
Residential mortgage-backed	157	-	2	(1)	159	(1)
Asset-backed	114	(1)	74	(11)	188	(12)
Redeemable preferred stock	327	(7)	972	(88)	1,299	(95)

Total	$5,498	$(166)	$2,944	$(694)	$8,442	$(860)

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.30% of total investments.  The largest exposures to a single issuer of corporate securities held at June 30, 2011 and December 31, 2010 were $180 million and $178 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2011 and December 31, 2010, respectively, approximately $2,771 million and $2,919 million, or 6.7% and 7.2%, of the $41,421 million and $40,492 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $379 million and $471 million at June 30, 2011 and December 31, 2010, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2011 and December 31, 2010, respectively, the Insurance Group owned $38 million and $42 million in RMBS backed by subprime residential mortgage loans and $15 million and $17 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $42 million.

For the second quarter and first six months of 2011 and 2010, investment income is shown net of investment expenses of $26 million, $63 million, $27 million and $64 million, respectively.

At June 30, 2011 and December 31, 2010, respectively, the amortized cost of AXA Financial Group’s trading account securities was $3,118 million and $3,076 million with respective fair values of $3,051 million and $2,990 million.  Included in the trading classification at June 30, 2011 and December 31, 2010, respectively, were U.S. Treasury securities with aggregate amortized costs of $2,583 million and $2,594 million and fair values of $2,516 million and $2,485 million, pledged under repurchase agreements accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.  Also at June 30, 2011 and December 31, 2010, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $51 million and $43 million and costs of $50 million and $42 million as well as other equity securities with carrying values of $26 million and $28 million and costs of $25 million and $30 million.

In second quarter and first six months of 2011 and 2010, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $(5) million, $9 million, $(47) million and $(32) million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At June 30, 2011 and December 31, 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $17 million and $16 million for commercial and $3 million and $3 million for agricultural, respectively.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for the first six months of 2011 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total

Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$49	$-	$49
Charge-offs	-	-	-
Recoveries	(1)	-	(1)
Provision	11	-	11
Ending balance, June 30,	$59	$-	$59

Ending balance, June 30,:
Individually Evaluated for Impairment	$59	$-	$59

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated Credit Quality	$-	$-	$-

Investment valuation allowances for mortgage loans at June 30, 2010 were $32 million.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at June 30, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2011

Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans

(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$123	$-	$-	$53	$33	$2	$211
50% - 70%	151	221	625	227	97	11	1,332
70% - 90%	105	71	451	699	211	55	1,592
90% plus	60	-	84	24	580	71	819
Total Commercial
Mortgage Loans	$439	$292	$1,160	$1,003	$921	$139	$3,954

Agricultural Mortgage Loans(1)
0% - 50%	$153	$85	$156	$264	$193	$66	$917
50% - 70%	54	11	134	153	87	31	470
70% - 90%	-	-	-	1	-	3	4
90% plus	-	-	-	-	3	-	3
Total Agricultural
Mortgage Loans	$207	$96	$290	$418	$283	$100	$1,394

Total Mortgage Loans(1)
0% - 50%	$276	$85	$156	$317	$226	$68	$1,128
50% - 70%	205	232	759	380	184	42	1,802
70% - 90%	105	71	451	700	211	58	1,596
90% plus	60	-	84	24	583	71	822

Total Mortgage Loans	$646	$388	$1,450	$1,421	$1,204	$239	$5,348

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2011.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

Commercial	$-	$-	$-	$-	$3,954	$3,954	$-
Agricultural	1	-	21	22	1,372	1,394	-
Total Mortgage Loans	$1	$-	$21	$22	$5,326	$5,348	$-

The following table provides information regarding impaired loans at June 30, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Recognized

	(In Millions)
June 30, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	3	3	-	3	-
Total	$3	$3	$-	$3	$-

With related allowance recorded:
Commercial mortgage loans - other	$223	$223	$(59)	$239	$5
Agricultural mortgage loans	-	-	-	-	-
Total	$223	$223	$(59)	$239	$5

December 31, 2010:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	3	3	-	2	-
Total	$3	$3	$-	$2	$-

With related allowance recorded:
Commercial mortgage loans - other	$262	$262	$(49)	$160	$10
Agricultural mortgage loans	-	-	-	-	-
Total	$262	$262	$(49)	$160	$10

(1)    Represents a five-quarter average of recorded amortized cost.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders’ account balances would support.  AXA Financial Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, and swaptions as well as repurchase agreement transactions.  For GMDB, GMIB and GWBL, AXA Financial Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  It also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  Since 2010, a portion of exposure to realized interest rate volatility has been hedged through the purchase of swaptions.  AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, the Insurance Group has implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  The remaining protection expired in first quarter 2011.  Since the beginning of 2010, the Insurance Group occasionally has in place, including at June 30, 2011, an anticipatory hedge program to protect against declining interest rates with respect to a part of its projected variable annuity sales.  Beginning in fourth quarter 2010, the Insurance Group purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive life and annuity business.

The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

				Gains (Losses)
	At June 30, 2011			Reported in
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2011

	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$10,051	$-	$2	$(648)
Swaps	1,376	1	25	(73)
Options	317	43	32	3

Interest rate contracts:(1)
Floors	9,000	309	-	47
Swaps	13,152	446	125	192
Futures	16,109	-	-	209
Swaptions	10,553	460	-	(45)

Other freestanding contracts:(1)
Foreign currency contracts	124	-	1	-
Net investment income (loss)	-	-	-	(315)

Foreign Currency Contracts(2,4)	3,873	-	218	85

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,156	-	(67)

GWBL and other features(3)	-	-	35	3

Total, June 30, 2011	$64,555	$2,415	$438	$(294)

(1) (2)	Reported in Other invested assets in the consolidated balance sheets. Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, fees and other income.

				Gains (Losses)
	At December 31, 2010			Reported in
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2010

	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$8,920	$-	$-	$465
Swaps	1,698	-	50	231
Options	1,070	5	1	(12)

Interest rate contracts:(1)
Floors	9,000	326	-	126
Swaps	12,166	389	366	1,061
Futures	14,859	-	-	900
Swaptions	11,150	306	-	33

Other freestanding contracts:(1)
Foreign currency contracts	133	-	1	-
Net investment income (loss)				2,804

Foreign Currency Contracts(2,4)	3,873	-	303	(391)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,223	-	586

GWBL and other features(3)	-	-	38	(124)

Total	$62,869	$2,249	$759	$2,875

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, fees and other income.

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

At June 30, 2011, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $483 million.  At June 30, 2011, AXA Financial Group had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $171 million.  At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $76 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at June 30, 2011 are exchange-traded and net settled daily in cash.

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

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At June 30, 2011, and December 31, 2010, respectively, AXA Financial Group held $1,130 million and $646 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2011 and December 31, 2010, respectively, were $9 million and $158 million for which AXA Financial Group had received collateral of $4 million in 2011 and posted collateral of $209 million in 2010, in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on June 30, 2011, AXA Financial Group would not have been required to post material collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	June 30,	December 31,
	2011	2010

	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,191	$8,272
Policyholder dividend obligation	158	119
Other liabilities	63	142
Total Closed Block liabilities	8,412	8,533

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,366 and $5,416)	5,616	5,605
Mortgage loans on real estate	1,163	981
Policy loans	1,096	1,119
Cash and other invested assets	19	281
Other assets	225	245
Total assets designated to the Closed Block	8,119	8,231

Excess of Closed Block liabilities over assets designated to the Closed Block	293	302

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit
of $(36) and $(28) and policyholder dividend obligation of $(158) and $(119)	67	53

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$360	$355

AXA Equitable Closed Block revenues and expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)
REVENUES:
Premiums and other income	$89	$92	$181	$187
Investment income (loss) (net of investment
expenses of $0, $0, $0 and $0)	108	117	218	235
Investment gains (losses), net:
Total other-than-temporary impairment losses	(7)	(8)	(7)	(8)
Portion of loss recognized in other comprehensive income (loss)	-	1	-	1
Net impairment losses recognized	(7)	(7)	(7)	(7)
Other investment gains (losses), net	-	-	1	6
Total investment gains (losses), net	(7)	(7)	(6)	(1)
Total revenues	190	202	393	421

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	195	201	400	404
Other operating costs and expenses	-	1	1	1
Total benefits and other deductions	195	202	401	405

Net revenues before income taxes	(5)	-	(8)	16
Income tax (expense) benefit	2	-	3	(6)
Net Revenues (Losses)	$(3)	$-	$(5)	$10

Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2011	2010

	(In Millions)

Balances, beginning of year	$119	$-
Unrealized investment gains (losses)	39	165
Balances, End of Period	$158	$165

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	June 30,	December 31,
	2011	2010

	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,605	$6,685
Policyholder dividend obligation	351	298
Other liabilities	29	29
Total Closed Block liabilities	6,985	7,012

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value (amortized cost of $3,953 and $3,943)	4,191	4,136
Mortgage loans on real estate	788	752
Policy loans	885	898
Cash and other invested assets	52	113
Other assets	253	274
Total assets designated to the Closed Block	6,169	6,173

Excess of Closed Block liabilities over assets designated to the Closed Block	816	839

Amounts included in accumulated other comprehensive income (loss):
Net of policyholder dividend obligations of $(238) and $(194)	-	-

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$816	$839

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

REVENUES:
Premiums and other income	$66	$73	$128	$143
Investment income (loss) (net of investment
expenses of $0, $0, $0 and $0)	79	82	156	165
Investment gains (losses), net:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized	-	-	-	-
Other investment gains (losses), net	-	(4)	-	(11)
Total investment gains (losses), net	-	(4)	-	(11)
Total revenues	145	151	284	297

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	126	134	247	263
Other operating costs and expenses	1	1	2	1
Total benefits and other deductions	127	135	249	264

Net revenues before income taxes	18	16	35	33
Income tax (expense) benefit	(6)	(6)	(12)	(12)
Net Revenues (Losses)	$12	$10	$23	$21

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2011	2010

	(In Millions)

Balance, beginning of year	$298	$189
Applicable to net revenues (losses)	9	(8)
Unrealized investment gains (losses)	44	128
Balance, End of Period	$351	$309

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total

	(In Millions)

Balance at January 1, 2011	$1,271	$2,313	$3,584
Paid guarantee benefits	(88)	(18)	(106)
Other changes in reserve	159	163	322
Balance at June 30, 2011	$1,342	$2,458	$3,800

Balance at January 1, 2010	$1,092	$1,561	$2,653
Paid guarantee benefits	(53)	(10)	(63)
Other changes in reserve	115	538	653
Balance at June 30, 2010	$1,154	$2,089	$3,243
Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2011	2010

	(In Millions)

Balances, beginning of year	$85	$94
Paid guarantee benefits	(9)	(6)
Other changes in reserve	8	6
Balances, End of Period	$84	94

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total

	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,980	$462	$126	$513	$13,081
Separate Accounts	$30,950	$8,341	$4,221	$35,899	$79,411
Net amount at risk, gross	$808	$914	$2,537	$10,140	$14,399
Net amount at risk, net of
amounts reinsured	$808	$831	$1,684	$10,124	$13,447
Average attained age of contractholders	50.3	63.3	68.3	63.6	54.2
Percentage of contractholders over age 70	8.1%	26.1%	45.9%	27.2%	14.0%
Range of contractually
specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$54	$561	$615
Separate Accounts	N/A	N/A	$2,919	$48,400	$51,319
Net amount at risk, gross	N/A	N/A	$1,332	$1,723	$3,055
Net amount at risk, net of
amounts reinsured	N/A	N/A	$393	$1,539	$1,932
Weighted average years
remaining until annuitization	N/A	N/A	0.6	5.3	5.3
Range of contractually specified
interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL and other guaranteed benefits related liability not included above, were $35 million and $38 million at June 30, 2011 and December 31, 2010, respectively, which is accounted for as embedded derivatives.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2011	2010

	(In Millions)

GMDB:
Equity	$52,451	$49,925
Fixed income	3,985	4,109
Balanced	22,289	22,252
Other	686	768
Total	$79,411	$77,054

GMIB:
Equity	$33,266	$31,911
Fixed income	2,368	2,471
Balanced	15,359	15,629
Other	326	375
Total	$51,319	$50,386

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  The program has also been extended to cover other guaranteed benefits as they have been made available.  This program currently utilizes derivative instruments, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts and swaptions as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At June 30, 2011, the total account value and net amount at risk of the hedged variable annuity contracts were $59,135 million and $11,717 million, respectively, with the GMDB feature and $43,719 million and $1,546 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities:

Direct Liability(1)

(In Millions)

Balance at January 1, 2011	$375
Other changes in reserves	13
Balance at June 30, 2011	$388

Balance at January 1, 2010	$255
Other changes in reserves	73
Balance at June 30, 2010	$328

(1)      There were no amounts of reinsurance ceded in any period presented.

6)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at June 30, 2011

	Level 1	Level 2	Level 3	Total

	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$29,853	$533	$30,393
U.S. Treasury, government and agency	-	5,681	-	5,681
States and political subdivisions	-	533	49	582
Foreign governments	-	624	20	644
Commercial mortgage-backed	-	-	1,192	1,192
Residential mortgage-backed(1)	-	2,582	-	2,582
Asset-backed(2)	-	467	134	601
Redeemable preferred stock	281	1,172	3	1,456
Subtotal	288	40,912	1,931	43,131
Other equity investments	93	4	75	172
Trading securities	469	2,582	-	3,051
Other invested assets:
Short-term investments	-	340	-	340
Swaps	-	297	-	297
Options	-	9	-	9
Floors	-	309	-	309
Swaptions	-	460	-	460
Subtotal	-	1,415	-	1,415
Cash equivalents	3,431	-	-	3,431
Segregated securities	-	1,000	-	1,000
GMIB reinsurance contracts	-	-	1,156	1,156
Separate Accounts' assets	94,422	2,365	220	97,007
Total Assets	$98,703	$48,278	$3,382	$150,363

Liabilities:
Other liabilities:
Foreign currency swap	$-	$218	$-	$218
GWBL and other features' liability	-	-	35	35
Total Liabilities	$-	$218	$35	$253

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$29,282	$445	$29,733
U.S. Treasury, government and agency	-	5,120	-	5,120
States and political subdivisions	-	528	49	577
Foreign governments	-	623	21	644
Commercial mortgage-backed	-	-	1,326	1,326
Residential mortgage-backed(1)	-	2,287	-	2,287
Asset-backed(2)	-	311	167	478
Redeemable preferred stock	281	1,342	10	1,633
Subtotal	287	39,493	2,018	41,798
Other equity investments	78	24	77	179
Trading securities	425	2,565	-	2,990
Other invested assets:
Short-term investments	-	352	-	352
Swaps	-	(27)	-	(27)
Futures	-	-	-	-
Options	-	4	-	4
Floors	-	326	-	326
Swaptions	-	306	-	306
Subtotal	-	961	-	961
Cash equivalents	3,764	-	-	3,764
Segregated securities	-	1,110	-	1,110
GMIB reinsurance contracts	-	-	1,223	1,223
Separate Accounts' assets	91,734	2,184	207	94,125
Total Assets	$96,288	$46,337	$3,525	$146,150

Liabilities:
Other liabilities:
Foreign currency swap	$-	$304	$-	$304
GWBL and other features' liability	-	-	38	38
Total Liabilities	$-	$304	$38	$342

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 66.6% and 67.0% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 31.9% and 31.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2011 and December 31, 2010, respectively, approximately $2,979 million and $2,553 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at June 30, 2011 and December 31, 2010, respectively, the net fair value of freestanding derivative positions is approximately $856 million and $305 million, or approximately 43.1% and 16.4% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $2 million at June 30, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at June 30, 2011.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.5% and 1.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2011 and December 31, 2010, respectively, were approximately $384 million and $337 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,326 million and $1,493 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, AXA Financial Group continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities.  In applying this valuation methodology, AXA Financial Group adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $21 million at June 30, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at June 30, 2011.

In the first six months of 2011, AFS fixed maturities with fair values of $56 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $16 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 0.48% of total equity at June 30, 2011.  In the second quarter of 2011, the trading restriction period for one of AXA Financial Group’s public securities lapsed, and as a result $21 million was transferred from a Level 2 classification to a Level 1 classification.

In the first six months of 2010, AFS fixed maturities with fair values of $277 million and $27 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $50 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2.1% of total equity at June 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2011 and 2010, respectively:

Level 3 Instruments
Fair Value Measurements

		State and		Commercial
		Political	Foreign	Mortgage-	Asset-
	Corporate	Subdivisions	Govts	backed	backed

	(In Millions)

Balance, April 1, 2011	$505	$48	$20	$1,316	$144
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	-	-	1	-
Investment gains (losses), net	-	-	-	(23)	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	1	-	-	(22)	-
Other comprehensive income (loss)	2	1	-	(8)	-
Purchases	100	-	-	-	-
Issuances	-	-	-	-	-
Sales	(9)	-	-	(94)	(10)
Settlements	-	-	-	-	-
Transfers into Level 3(2)	7	-	-	-	-
Transfers out of Level 3(2)	(73)	-	-	-	-
Balance, June 30, 2011	$533	$49	$20	$1,192	$134

Balance, April 1, 2010	$559	$48	$1	$1,671	$209
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	-	-	1	-
Investment gains (losses), net	-	-	-	(47)	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	1	-	-	(46)	-
Other comprehensive income (loss)	9	3	-	(21)	3
Purchases/issuances	106	-	-	-	-
Sales/settlements	(19)	-	-	(127)	(9)
Transfers into/out of Level 3(2)	(70)	-	-	(4)	(34)
Balance, June 30, 2010	$586	$51	$1	$1,473	$169

(1)	There were no U.S. Treasury, government and agency or Residential mortgage-backed securities classified as Level 3 at June 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

		State and		Commercial
		Political	Foreign	Mortgage-	Asset-
	Corporate	Subdivisions	Govts	backed	backed

	(In Millions)

Balance, January 1, 2011	$445	$49	$21	$1,325	$167
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	-	-	1	-
Investment gains (losses), net	-	-	-	(20)	1
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	1	-	-	(19)	1
Other comprehensive income (loss)	(2)	-	-	68	2
Purchases	119	-	-	-	-
Issuances	-	-	-	-	-
Sales	(16)	-	(1)	(182)	(17)
Settlements	-	-	-	-	-
Transfers into Level 3(2)	16	-	-	-	-
Transfers out of Level 3(2)	(30)	-	-	-	(19)
Balance, June 30, 2011	$533	$49	$20	$1,192	$134

Balance, January 1, 2010	$636	$53	$21	$1,782	$238
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	-	-	2	-
Investment gains (losses), net	-	-	-	(88)	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	1	-	-	(86)	-
Other comprehensive income (loss)	19	3	-	(92)	6
Purchases/issuances	128	-	-	-	-
Sales/settlements	(50)	-	-	(127)	(18)
Transfers into/out of Level 3(2)	(148)	(5)	(20)	(4)	(57)
Balance, June 30, 2010	$586	$51	$1	$1,473	$169

(1)	There were no U.S. Treasury, government and agency or Residential mortgage-backed securities classified as Level 3 at June 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-					GWBL
	able	Other	Other	GMIB	Separate	and Other
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

	(In Millions)

Balance, April 1, 2011	$11	$77	$-	$1,022	$212	$(3)
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	3	-
Investment gains (losses), net	-	-	-	-	-	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	(1)	-	127	-	-
Policyholders' benefits	-	-	-	-	-	34
Subtotal	-	(1)	-	127	3	34
Other comprehensive income (loss)	-	(1)	-	-	-	-
Purchases	-	-	-	13	7	4
Issuances	-	-	-	-	-	-
Sales	-	-	-	(6)	(1)	-
Settlements	-	-	-	-	(1)	-
Transfers into Level 3(2)	-	-	-	-	-	-
Transfers out of Level 3(2)	(8)	-	-	-	-	-
Balance, June 30, 2011	$3	$75	$-	$1,156	$220	$35

Balance, April 1, 2010	$29	$2	$(7)	$945	$207	$40
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	19	-	-	-
Investment gains (losses), net	8	-	-	-	2	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	616	-	-
Policyholders' benefits	-	-	-	-	-	132
Subtotal	8	-	19	616	2	132
Other comprehensive income (loss)	-	-	-	-	-	-
Purchases/issuances	-	-	-	6	-	7
Sales/settlements	(28)	(1)	-	-	(4)	-
Transfers into/out of Level 3(2)	-	17	-	-	-	-
Balance, June 30, 2010	$9	$18	$12	$1,567	$205	$179

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-					GWBL
	able	Other	Other	GMIB	Separate	and Other
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

	(In Millions)

Balance, January 1, 2011	$10	$77	$-	$1,223	$207	$38
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	8	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	(79)	-	-
Policyholders' benefits	-	-	-	-	-	(12)
Subtotal	-	-	-	(79)	8	(12)
Other comprehensive income (loss)	-	(2)	-	-	-	-
Purchases	-	-	-	27	7	9
Issuances	-	-	-	-	-	-
Sales	-	-	-	(15)	(1)	-
Settlements	-	-	-	-	(1)	-
Transfers into Level 3(2)	-	-	-	-	-	-
Transfers out of Level 3(2)	(7)	-	-	-	-	-
Balance, June 30, 2011	$3	$75	$-	$1,156	$220	$35

Balance, January 1, 2010	$36	$2	$300	$981	$230	$55
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	12	-	-	-
Investment gains (losses), net	8	-	-	-	(22)	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	574	-	-
Policyholders' benefits	-	-	-	-	-	115
Subtotal	8	-	12	574	(22)	115
Other comprehensive income (loss)	3	-	-	-	-	-
Purchases/issuances	-	-	-	12	1	9
Sales/settlements	(28)	(1)	-	-	(5)	-
Transfers into/out of Level 3(2)	(10)	17	(300)	-	1	-
Balance, June 30, 2010	$9	$18	$12	$1,567	$205	$179
(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2011 and 2010 by category for Level 3 assets and liabilities still held at June 30, 2011 and 2010, respectively:

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income	(Losses),	Reinsurance		holders'
	(Loss)	Net	Contracts	OCI	Benefits

	(In Millions)

Level 3 Instruments
Second Quarter 2011
Still Held at June 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$3	$-
Commercial mortgage-backed	-	-	-	(9)	-
Asset-backed	-	-	-	-	-
Redeemable preferred stock	-	-	-	-	-
Other fixed maturities, available-for-sale	-	-	-	-	-
Subtotal	$-	$-	$-	$(6)	$-
Other invested assets	-	-	-	(1)	-
GMIB reinsurance contracts	-	-	134	-	-
Separate Accounts’ assets	-	3	-	-	-
GWBL and other features’ liability	-	-	-	-	(38)
Total	$-	$3	$134	$(7)	$(38)

Level 3 Instruments
Second Quarter 2010
Still Held at June 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$9	$-
State and political subdivisions	-	-	-	3	-
Commercial mortgage-backed	-	-	-	(20)	-
Asset-backed	-	-	-	3	-
Redeemable preferred stock	-	-	-	-	-
Other fixed maturities, available-for-sale	-	-	-	-	-
Subtotal	$-	$-	$-	$(5)	$-
Other invested assets	19	-	-	-	-
GMIB reinsurance contracts	-	-	622	-	-
Separate Accounts’ assets	-	1	-	-	-
GWBL and other features’ liability	-	-	-	-	(139)
Total	$19	$1	$622	$(5)	$(139)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at June 30, 2011 and 2010.

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income	(Losses),	Reinsurance		holders'
	(Loss)	Net	Contracts	OCI	Benefits

	(In Millions)

Level 3 Instruments
First Six Months of 2011
Still Held at June 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$(2)	$-
Commercial mortgage-backed	-	-	-	59	-
Asset-backed	-	-	-	2	-
Redeemable preferred stock	-	-	-	-	-
Other fixed maturities, available-for-sale	-	-	-		-
Subtotal	$-	$-	$-	$59	$-
Other invested assets	-	-	-	-	-
GMIB reinsurance contracts	-	-	(67)	-	-
Separate Accounts’ assets	-	8	-	-	-
GWBL and other features’ liability	-	-	-	-	3
Total	$-	$8	$(67)	$59	$3

Level 3 Instruments
First Six Months of 2010
Still Held at June 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$19	$-
State and political subdivisions	-	-	-	3
Commercial mortgage-backed	-	-	-	(93)	-
Asset-backed	-	-	-	6	-
Redeemable preferred stock	-	-	-	3	-
Other fixed maturities, available-for-sale	-	-	-	-	-
Subtotal	$-	$-	$-	$(62)	$-
Other invested assets	13	-	-	-	-
GMIB reinsurance contracts	-	-	586	-	-
Separate Accounts’ assets	-	(23)	-	-	-
GWBL and other features’ liability	-	-	-	-	(124)
Total	$13	$(23)	$586	$(62)	$(124)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at June 30, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At June 30, 2011 and December 31, 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at June 30, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,289	$5,459	$4,826	$4,950
Other limited partnership interests	1,799	1,799	1,556	1,556
Loans to affiliates	1,278	1,315	1,280	1,292
Policyholders liabilities:
Investment contracts	3,084	3,186	3,179	3,262
Long-term debt	658	729	659	697

Closed Blocks:
Mortgage loans on real estate	$1,951	$2,017	$1,733	$1,778
Other equity investments	1	1	1	1
SCNILC liability	7	7	7	7

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of AXA Financial Group’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of June 30, 2011 due to the significant uncertainty and complexity of many aspects of the new law.

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

In the first six months of 2011, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were $0 million and $293 million.  AllianceBernstein and AXA Financial Group currently estimate they will make additional contributions to their respective qualified retirement plans of $7 million and $57 million before year end 2011.

Components of certain benefit costs for AXA Financial Group were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$13	$14	$26	$28
Interest cost	43	45	86	91
Expected return on assets	(35)	(32)	(70)	(65)
Net amortization	42	36	84	72
Total	$63	$63	$126	$126

Net Postretirement Benefits Costs:
Service cost	$1	$-	$2	$1
Interest cost	8	9	16	17
Net amortization	1	1	3	2
Total	$10	$10	$21	$20

Net Postemployment Benefits Costs:
Service cost	$2	$1	$4	$2
Interest cost	1	1	1	1
Total	$3	$2	$5	$3

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.  For the second quarter and first six months of 2011 and 2010, respectively, AXA Financial Group recognized compensation cost for share-based payment arrangements of $60 million, $126 million, $34 million and $93 million.

On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  The performance units earned during this performance period will vest and be settled the third anniversary of the award date.  The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014.  In second quarter and first six months of 2011, the expense associated with the March 18, 2011 grant of performance units was approximately $1 million and $5 million, respectively.

On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros.  Approximately 2,267,720 of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term.  In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.  All of the options granted on March 18, 2011 have a ten-year term.  The weighted average grant date fair value per option award was estimated at $2.46 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%.  The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In second quarter and first six months of 2011, the expense associated with the March 18, 2011 grant of options was approximately $0 million and $2 million, respectively.

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

Income taxes for the interim periods ended June 30, 2011 and 2010 were computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax expense for the six months ended June 30, 2010 reflected a $148 million benefit primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

The IRS completed its examination of the AXA Financial's 2004 and 2005 Federal corporate income tax returns and issued its Revenue Agent's Report on August 10, 2011.  AXA Financial expects to appeal certain issues to the Appeals Division of the IRS.  It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the conclusion of these IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, except as set forth below:

Insurance Litigation

In Eagan, in June 2011, the Court granted final approval of the settlement between the parties.

In July 2011, a lawsuit was filed in the United States District Court of the District of New Jersey, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”).  The lawsuit was filed derivatively on behalf of eight funds.  The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended, for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services.  Plaintiff seeks recovery of the alleged overpayments, or alternatively, rescission of the contracts and restitution of all fees paid.

Insurance Regulatory Matters

AXA Financial Group, along with other life insurance industry companies, has been the subject of various examinations regarding its unclaimed property and escheatment procedures.  For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Financial Group in connection with its investigation of industry unclaimed property and escheatment practices.  In July 2011, AXA Financial Group, along with all other life insurance companies licensed to do business in New York, received a request for a special report from the New York State Insurance Department principally concerning insurance company practices for locating beneficiaries when no death claim has been filed.  AXA Financial Group has also been contacted by a third party auditor on behalf of a number of U.S. state jurisdictions for compliance with unclaimed property laws of those jurisdictions. AXA Financial Group is cooperating with these examinations.

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

AllianceBernstein Litigation

In connection with its market timing matters, the derivative claim, which was brought by AllianceBernstein Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers.  The stipulation of settlement has been submitted to the court for final approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.

________________________________________________________

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

11)	RESTRUCTURING

As part of AXA Financial Group’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations.  In the second quarter and first six months of 2011, respectively, AXA Financial Group recorded a $25 million and a $26 million pre-tax charge related to severance costs.

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with its workforce reductions that commenced in 2008.  As a result, AllianceBernstein recorded a non-cash pre-tax charge of $102 million in 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.  During the first six months of 2011, no adjustments were made to the real estate liability.  During the first six months of 2010, a $12 million pre-tax real estate charge was recorded.

12)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Net earnings (loss)	$721	$1,749	$476	$2,096

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	187	380	212	564
Changes in defined benefit plan related items not yet recognized
in periodic benefit cost, net of reclassification adjustment	(16)	(10)	(42)	(31)
Total other comprehensive income (loss), net of income taxes	171	370	170	533
Comprehensive income (loss)	892	2,119	646	2,629
Less: Comprehensive (income) loss attributable to
noncontrolling interest	(66)	1	(119)	(61)

Comprehensive Income (Loss) Attributable to AXA Financial, Inc.	$826	$2,120	$527	$2,568

13)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$3,055	$5,970	$4,413	$7,773
Investment Management(1)	728	691	1,483	1,421
Consolidation/elimination	(5)	(6)	(10)	(12)
Total Revenues	$3,778	$6,655	$5,886	$9,182

Segment earnings (loss) from continuing operations,
before income taxes:

Financial Advisory/Insurance	$956	$2,559	$424	$2,712
Investment Management	93	79	210	193
Consolidation/elimination	1	1	1	3

Total Earnings (Loss) from Continuing Operations, before Income Taxes	$1,050	$2,639	$635	$2,908

(1)    Net of interest expense incurred on securities borrowed.

	June 30,	December 31,
	2011	2010

	(In Millions)
Segment assets:
Financial Advisory/Insurance	$175,898	$171,595
Investment Management	12,437	12,363
Consolidation/elimination	(17)	(41)
Total Assets	$188,318	$183,917

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

BACKGROUND

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  Through its insurance company subsidiaries, it is among the oldest and largest life insurance organizations in the United States.  It is also a leading asset manager, with total assets under management of approximately $561.83 billion at June 30, 2011, of which approximately $461.00 billion were managed by AllianceBernstein.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

FIRST SIX MONTHS OF 2011 OVERVIEW

The Insurance Group continues to review and modify its product portfolio with the strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk.  Solid progress has been made in executing this strategy, as several new and innovative life insurance and annuity products have been introduced to the marketplace, which have been well received.  In the first six months of 2011, sales of these new and innovative products continue to account for a meaningful amount of our total product sales.

In the second quarter and first six months of 2011, respectively, annuities first year premiums by the Insurance Group increased by $71 million, or 6% and $210 million, or 10%, from the comparable 2010 periods, primarily due to increased premiums and deposits of variable annuity products.  The Insurance Group’s life insurance first year premiums and deposits in the second quarter and first six months of 2011 increased by $15 million, or 14% and $32 million, or 16%, from the comparable 2010 periods, primarily due to increased sales of universal life insurance products, partially offset by decreases in first year term life insurance sales.

AllianceBernstein’s total assets under management (“AUM”) as of June 30, 2011 were $461.00 billion, down $17.00 billion, or 3.7%, compared to December 31, 2010.  AllianceBernstein’s AUM decreased $16.30 billion compared to March 31, 2011.  AllianceBernstein’s AUM increased $12.80 billion, or 2.9%, compared to June 30, 2010.  During the first six months of 2011, AUM decreased as a result of net outflows of $33.90 billion (primarily in the Institutions channel), partially offset by market appreciation of $15.70 billion and $1.20 billion related to an acquisition.  During the quarter ended June 30, 2011 AUM decreased as a result of net outflows of $19.50 billion partially offset by market appreciation of $2.00 billion and $1.20 billion related to an acquisition.  During the twelve month period ended June 30, 2011, AUM increased as a result of market appreciation of $82.40 billion and an additional inflow of $9.10 billion (including $8.00 billion from the acquisition of an alternative investments group in October 2010) partially offset by net outflows of $78.70 billion.

RECENT EVENTS - FINANCIAL AND ECONOMIC ENVIRONMENT

Our business and results of operations are materially affected by conditions in the capital markets and the economy, generally.  Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes can have an adverse effect on our business, consolidated results of operations and financial condition.  Recent events, including among other things, sluggish economic data, concerns over European sovereign debt and the downgrade by Standard & Poors of the United States' debt from AAA to AA+ have added to the uncertainty in the capital markets and could further disrupt economic activity in the United States and elsewhere.  In addition, the recent decision by the United States Federal Reserve to keep the federal funds rate exceptionally low through mid-2013 may exacerbate the interest rate risks inherent in our business.  As a result of these events, many of the risks we face, including those identified in the Risk Factors section of the 2010 Form 10-K, and the resulting adverse effects on our business, consolidated results of operation and financial condition could be exacerbated.  See “Item 1A - Risk Factors” in the 2010 Form 10-K.

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

The table below shows, for second quarter and the first six months of 2011 and 2010 and the year ended December 31, 2010, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Year Ended
	2011	2010	2011	2010	December 31, 2010

	(In Millions)

Income (loss) on free-standing derivatives,(1)
repurchase agreements and reverse
repurchase agreements	$619	$3,172	$(243)	$2,892	$(415)
Increase (decrease) in fair value of
GMIB reinsurance contracts(2)	134	622	(67)	586	243
(Increase) decrease in GMDB, GMIB
and GWBL reserves, net of
related GMDB reinsurance(3)	(224)	(669)	(213)	(714)	(922)
Total	$529	$3,125	$(523)	$2,764	$(1,094)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss).
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss).
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss).

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

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings (loss) narrative that follows discusses the results for second quarter and six months ended June 30, 2011 compared to the comparable 2010 period’s results.

AXA Financial, Inc.
Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Universal life and investment-type product policy fee income	$862	$813	$1,809	$1,588
Premiums	378	383	771	773
Net investment income (loss):
Investment income (loss) from derivative instruments	560	3,141	(315)	2,804
Other investment income (loss)	849	816	1,648	1,600
Total net investment income (loss)	1,409	3,957	1,333	4,404
Investment gains (losses), net:
Total other-than-temporary impairment losses	(25)	(52)	(25)	(96)
Portion of loss recognized in other comprehensive income	1	3	1	6
Net impairment losses recognized	(24)	(49)	(24)	(90)
Other investment gains (losses), net	(4)	3	(5)	27
Total investment gains (losses), net	(28)	(46)	(29)	(63)
Commissions, fees and other income	1,023	926	2,069	1,894
Increase (decrease) in fair value of reinsurance contracts	134	622	(67)	586
Total revenues	3,778	6,655	5,886	9,182

Policyholders' benefits	947	1,499	1,734	2,401
Interest credited to policyholders' account balances	278	247	549	512
Compensation and benefits	604	559	1,208	1,177
Commissions	274	238	528	459
Distribution related payments	78	71	153	138
Amortization of deferred sales commission	10	12	20	24
Interest expense	84	93	168	188
Amortization of deferred policy acquisition costs and
value of business acquired	287	1,170	559	1,103
Capitalization of deferred policy acquisition costs	(256)	(236)	(486)	(455)
Rent expense	69	65	139	137
Amortization of other intangible assets	10	10	20	20
Other operating costs and expenses	343	288	659	570
Total benefits and other deductions	2,728	4,016	5,251	6,274

Earnings (loss) from continuing operations before income taxes	1,050	2,639	635	2,908
Income tax (expense) benefit	(329)	(890)	(159)	(812)

Net earnings (loss)	721	1,749	476	2,096
Less: net (earnings) loss attributable to the
noncontrolling interest	(49)	(43)	(109)	(103)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$672	$1,706	$367	$1,993

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net earnings attributable to the AXA Financial Group in second quarter 2011 were $672 million, a decrease of $1.03 billion from the $1.71 billion of net earnings attributable to the AXA Financial Group during second quarter 2010 as lower investment income from derivative instruments, a lower increase in the fair value of reinsurance contracts and increases in other operating costs and expenses were partially offset by increases in policy fee income, lower impairment losses on fixed maturities, higher commissions, fees and other income, lower policyholders’ benefits and lower DAC and VOBA amortization.

Net earnings attributable to the noncontrolling interest were $49 million in second quarter 2011 as compared to $43 million from second quarter 2010 as earnings from AllianceBernstein were higher quarter over quarter.

Net earnings inclusive of earnings attributable to the noncontrolling interest, were $721 million in second quarter 2011, a decrease of $1.03 billion from the $1.75 billion of net earnings reported for second quarter 2010 due to the decline of $1.04 billion in the Financial Advisory/Insurance segment partially offset by the $14 million increase in earnings in the Investment Management segment.  There were no results from discontinued operations reported in the second quarters of 2011 and 2010.

Income tax expense in second quarter 2011 was $329 million compared to $890 million in second quarter 2010.  The change from quarter to quarter was primarily due to lower earnings in second quarter 2011 compared to second quarter 2010.

Earnings from continuing operations before income taxes were $1.05 billion for second quarter 2011, a decline of $1.59 billion from the $2.64 billion in pre-tax earnings reported for the year earlier quarter.  The Financial Advisory/Insurance segment’s earnings from continuing operations totaled $956 million in second quarter 2011, $1.60 billion lower than second quarter 2010’s earnings of $2.56 billion; the decrease was primarily due to lower investment income from derivatives and a lower increase in the fair value of reinsurance contracts partially offset by higher policy fee income, lower impairment losses on fixed maturities, higher commissions, fees and other income, lower policyholders’ benefits and lower DAC and VOBA amortization.  The Investment Management segment’s earnings from continuing operations were $93 million in second quarter 2011, $14 million higher than the $79 million in second quarter 2010, principally due to lower net investment income losses and higher distribution revenues, partially offset by higher compensation and benefits, higher distribution related payments and higher other operating costs at AllianceBernstein in the 2011 quarter.

Total consolidated revenues for AXA Financial Group were $3.79 billion in second quarter 2011, a decrease of $2.88 billion from the $6.65 billion reported in the 2010 quarter.  The Financial Advisory/Insurance segment posted a $2.92 million decrease in its revenues while the Investment Management segment had an increase of $37 million.  The decrease of Financial Advisory/Insurance segment revenues to $3.06 billion in the 2011 period as compared to $5.97 billion in second quarter 2010 was principally due to the $2.58 billion lower investment income from derivatives, a lower increase in the fair value of reinsurance contracts accounted for as derivatives of $134 million as compared to $622 million in the 2010 quarter, partially offset by the $49 million higher policy fee income and the $14 million decrease in investment gains (losses), net.  The Investment Management segment’s $728 million in revenues for second quarter 2011 as compared to $691 million in the 2010 period primarily was due to $37 million of lower net investment income losses and a $9 million increase in distribution revenues partially offset by the $10 million decrease in Bernstein research services at AllianceBernstein.

Consolidated total benefits and expenses were $2.73 billion in second quarter 2011, a decrease of $1.29 billion from the $4.02 billion total for the comparable quarter in 2010.  The Financial Advisory/Insurance segment’s total expenses were $2.10 billion, a decrease of $1.31 billion from the second quarter 2010 total of $3.41 billion.  The second quarter 2011 total expenses for the Investment Management segment were $635 million, $23 million higher than the $612 million in expenses in second quarter 2010.  The Financial Advisory/Insurance segment’s decrease was principally due to DAC and VOBA amortization of $287 million in the 2011 quarter as compared to amortization of DAC and VOBA of $1.17 billion in the comparable 2010 quarter and $552 million decline in policyholders’ benefits partially offset by a $41 million increase in other operating costs and expenses (including $25 million related to severance expenses), a $36 million increase in commissions and a $31 million increase in compensation and benefits.  The increase in expenses for the Investment Management segment was related to $15 million higher compensation and benefits and a $7 million increase in distribution related payments at AllianceBernstein.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net earnings attributable to the AXA Financial Group in the first six months of 2011 were $367 million, a decline of $1.63 billion from the $1.99 billion of net earnings attributable to AXA Financial Group during the first six months of 2010 as lower investment income from derivative instruments, a decrease in the fair value of reinsurance contracts compared to an increase in the prior period, higher operating costs and expenses and the absence of a one-time tax benefit in 2010 were partially offset by increases in policy fee income, higher commissions, fees and other income, lower policyholders’ benefits and decreases in DAC and VOBA amortization.

Net earnings attributable to the noncontrolling interest were $109 million in the first six months of 2011 as compared to $103 million from the comparable 2010 period.  The increase was principally due to lower losses in AllianceBernstein subsidiaries for which there is a noncontrolling interest, ($15 million for the six months ended June 30, 2011 as compared to $26 million for the comparable prior year).

Net earnings inclusive of earnings attributable to the noncontrolling interest, were $476 million in the first six months of 2011, a decline of $1.62 billion from the $2.10 billion of net earnings reported for the comparable 2010 period due to the respective declines of $1.49 billion and $132 million in the Financial Advisory/Insurance and Investment Management segments.  There were no results from discontinued operations reported in the first six months of 2011 and 2010.

Income tax expense in the first six months of 2011 was $159 million compared to $812 million in the comparable 2010 period.  The decrease in income tax expense was primarily due to the decrease in pre-tax income. The income tax expense in the first six months of 2010 was also impacted by a tax benefit of $148 million in first quarter 2010 related to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income is subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein Units.  There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.

Earnings from continuing operations before income taxes were $635 million for the first six months of 2011, a decline of $2.27 billion from the $2.91 billion in pre-tax earnings reported for the year earlier period.  The Financial Advisory/Insurance segment’s earnings from continuing operations totaled $424 million in the first six months of 2011, $2.29 billion lower than the first six months of 2010’s earnings of $2.71 billion; the decrease was primarily due to investment loss from derivatives as compared to income in the prior period, a decrease in the fair value of reinsurance contracts as compared to an increase in the prior period partially offset by higher policy fee income, lower impairments on fixed maturities, higher commissions, fees and other income, lower DAC and VOBA amortization and lower policyholders’ benefits.  The Investment Management segment’s earnings from continuing operations were $210 million in the first six months of 2011, $17 million higher than the $193 million in the comparable 2010 period, principally due to higher distribution revenues, lower net investment income (loss) in the first six months of 2011 as compared to the 2010 period, partially offset by higher compensation and benefits, higher distribution related payments and higher other operating costs at AllianceBernstein in the first six months of 2011.

Total consolidated revenues for AXA Financial Group were $5.89 billion in the first six months of 2011, a decrease of $3.30 billion from the $9.18 billion reported in the comparable 2010 period.  The Financial Advisory/Insurance segment reported a $3.36 billion decrease in its revenues while the Investment Management segment had an increase of $62 million.  The decrease of Financial Advisory/Insurance segment revenues to $4.41 billion in the 2011 period as compared to $7.77 billion in the first six months of 2010 was principally due to the $312 million investment loss from derivatives as compared to $2.81 billion investment income in the prior period, a decrease in the fair value of reinsurance contracts accounted for as derivatives of $67 million as compared to a $586 million increase in the first six months of 2010, partially offset by the $221 million higher policy fee income and the $158 million increase in commissions, fees and other income.  The Investment Management segment’s $1.48 billion in revenues for the first six months of 2011 as compared to $1.42 billion in the comparable 2010 period primarily was due to a $49 million improvement in net investment income (loss) and a $9 million increase in distribution revenues at AllianceBernstein.

Consolidated total benefits and expenses were $5.25 billion in the first six months of 2011, a decrease of $1.02 billion from the $6.27 billion total for the comparable period in 2010.  The Financial Advisory/Insurance segment’s total benefits and expenses were $3.99 billion, a decrease of $1.07 billion from the first six months of 2010 total of $5.06 billion.  The first six months of 2011’s total expenses for the Investment Management segment were $1.27 billion, $45 million higher than the $1.23 billion in expenses in the comparable 2010 period.  The Financial Advisory/Insurance segment’s decrease was principally due to DAC and VOBA amortization of $559 million in the first six months of 2011 as compared to amortization of DAC and VOBA of $1.10 billion in the comparable 2010 period, a $667 million decline in policyholders’ benefits and a $4 million reduction in compensation and benefits, partially offset by a $69 million increase in commissions and a $68 million increase in other operating costs and expenses (including a $26 million charge for severance costs).  The increase in expenses for the Investment Management segment was related to $36 million higher compensation and benefits and a $15 million increase in distribution related payments at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Financial Advisory/Insurance Segment

Financial Advisory/Insurance Segment
Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Universal life and investment-type product policy fee income	$862	$813	$1,809	$1,588
Premiums	378	383	771	773
Net investment income (loss):
Investment income (loss) from derivative instruments	562	3,143	(312)	2,806
Other investment income (loss)	844	849	1,622	1,625
Total net investment income (loss)	1,406	3,992	1,310	4,431
Investment gains (losses), net:
Total other-than-temporary impairment losses	(25)	(52)	(25)	(96)
Portion of losses recognized in other comprehensive income	1	3	1	6
Net impairment losses recognized	(24)	(49)	(24)	(90)
Other investment gains (losses), net	(4)	7	(2)	27
Total investment gains (losses), net	(28)	(42)	(26)	(63)
Commissions, fees and other income	303	202	616	458
Increase (decrease) in fair value of reinsurance contracts	134	622	(67)	586
Total revenues	3,055	5,970	4,413	7,773

Policyholders' benefits	947	1,499	1,734	2,401
Interest credited to policyholders' account balances	278	247	549	512
Compensation and benefits	257	226	500	504
Commission costs	274	238	528	459
Interest expense	83	81	166	166
Amortization of DAC and VOBA	287	1,170	559	1,103
Capitalization of DAC	(256)	(236)	(486)	(455)
Rent expense	22	20	46	46
Amortization of other intangible assets, net	1	1	2	2
All other operating costs and expenses	206	165	391	323
Total benefits and other deductions	2,099	3,411	3,989	5,061

Earnings (Loss) from Continuing Operations, before
Income Taxes	$956	$2,559	$424	$2,712

Three Months ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

Revenues

In second quarter 2011, the Financial Advisory/Insurance segment’s revenues decreased $2.92 billion to $3.06 billion from $5.97 billion in the 2010 quarter.  The revenue decrease for this segment was principally due to lower investment income from derivative instruments in the 2011 quarter as compared to the prior year’s quarter of $2.58 billion, a lower increase in the fair value of the reinsurance contracts as compared to the 2010 quarter of $488 million partially offset by higher policy fee income of $49 million, $101 million higher commissions, fees and other income and the $24 million impairment loss in the 2011 quarter as compared to $49 million in impairment loss in the year earlier quarter.

Policy fee income totaled $862 million in second quarter 2011, $49 million higher than for second quarter 2010.  This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into 2011.

Net investment income totaled $1.41 billion in second quarter 2011, a decline of $2.59 billion from the $3.99 billion in the 2010 quarter primarily due to the $2.58 billion decrease in income on derivative instruments ($562 million in the 2011 quarter as compared to $3.14 billion in the year earlier period).  Other investment income decreased $5 million to $844 million as the $34 million increase from equity limited partnerships was offset by the $22 million decline on trading securities ($90 million of income in the 2011 quarter versus the $112 million in the 2010 quarter) and $14 million lower income on fixed maturities.

Investment losses, net totaled $28 million in second quarter 2011 as compared to $42 million in the prior year’s quarter.  The Financial Advisory/Insurance segment’s net loss in second quarter 2011 was due to $24 million of writedowns on fixed maturities in second quarter 2011 as compared to $49 million in second quarter 2010.  Gains from sales of fixed maturities totaled $5 million in second quarter 2011 as compared to $4 million in second quarter 2010.  In addition, there was $11 million in additions to valuation allowances on mortgage loans in the second quarter of 2011 as compared to $5 million in the 2010 period.

Commissions, fees and other income increased $101 million in second quarter 2011 to $303 million from $202 million in second quarter 2010.  The Financial Advisory/Insurance segment’s second quarter 2011 increase was principally due to a $5 million increase in the fair value of foreign exchange contracts in the 2011 quarter as compared to a $72 million decrease in second quarter 2010 and a $23 million increase to $215 million of gross investment management and distribution fees received from EQAT and VIP Trust due to a higher asset base primarily due to market appreciation.

In second quarter 2011, there was a $134 million increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $622 million increase in second quarter 2010; both quarters’ changes reflected existing capital market conditions.

Benefits and Other Deductions

Total benefits and other deductions decreased $1.31 billion in second quarter 2011 to $2.10 billion principally due to the Financial Advisory/Insurance segment’s $883 million lower DAC and VOBA amortization, $287 million in second quarter 2011 as compared to $1.17 billion of DAC and VOBA amortization in the 2010 quarter and $552 million lower policyholders’ benefits.

In second quarter 2011, policyholders’ benefits totaled $947 million, a decrease of $552 million from the $1.50 billion reported for second quarter 2010.  The decrease was principally due to a $348 million lower increase in GMDB/GMIB reserves ($199 million in second quarter 2011 as compared to $547 million in second quarter 2010), a $97 million lower increase in the GWBL reserves (a $25 million increase in the 2011 quarter as compared to the $122 million increase in the year earlier period) as well as a $92 million decrease to $599 million in benefits paid in the 2011 period.  These decreases were supplemented by the $19 million lower increase in no lapse guarantee reserves ($1 million in second quarter 2011 as compared to $20 million in the 2010 quarter).  Policyholders’ dividends decreased $8 million to $123 million in second quarter 2011.

Interest credited to policyholders’ account balances increased $31 million in second quarter 2011 to $278 million from $247 million in second quarter 2010 primarily due to the absence of a $15 million liability release in second quarter 2010, and higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits increased $31 million to $257 million in second quarter 2011 from $226 million in second quarter 2010.  The increase for the Financial Advisory/Insurance segment was primarily due to higher incentive compensation, an increase in share-based and other compensation programs and an increase in employee benefit costs.

For second quarter 2011, commissions in the Financial Advisory/Insurance segment totaled $274 million, an increase of $36 million from $238 million in second quarter 2010 principally due to higher asset based compensation reflecting higher asset values, higher mutual fund commissions and increased variable annuity and universal life product sales.

DAC and VOBA amortization was $287 million in second quarter 2011, a change of $883 million from $1.17 billion of amortization in second quarter 2010.  The larger DAC amortization in 2010 was primarily due to substantial hedge gains from lower market performance.  In second quarter 2011, DAC amortization was reduced by $131 million due to a favorable change in expected mortality margins from variable and interest sensitive life products.

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.  Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products, subject to loss recognition testing.  In second quarter 2011, the DAC amortization method was changed to one based on estimated account balances for all issue years for the Accumulator® products due to the continued volatility of margins and the continued emergence of periods of negative margins.

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

A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  As of June 30, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9% (6.74% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15% (12.74% net of product weighted average Separate Account fees) and 0% (-2.26% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  At June 30, 2011, current projections of future average gross market returns assume a 0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% in eleven quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $250 million net decrease in DAC amortization and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $219 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization totaled $256 million in second quarter 2011, an increase of $20 million from the $236 million reported in second quarter 2010.  The increase was primarily due to a $24 million increase in first-year commissions, partially offset by a $4 million decrease in deferrable operating expenses.

Other operating costs and expenses for the Financial Advisory/Insurance segment increased $41 million to $206 million in the second quarter of 2011 as compared to $165 million in the year earlier quarter principally due to $25 million of severance costs recorded in second quarter 2011, a $16 million increase in legal expenses and litigation reserves and $14 million in expenses related to fees paid to an affiliate in 2011 (including the $10 million related to employee salaries previously reported in compensation and benefits in the consolidated statement of earnings), partially offset by a $7 million decrease in printing and stationary expenses and a $4 million decrease in advertising expenses.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

Revenues

In the first six months of 2011, the Financial Advisory/Insurance segment’s revenues decreased $3.36 billion to $4.41 billion from $7.77 billion in the 2010 period.  The revenue decrease for this segment was principally due to investment losses from derivative instruments in the first six months of 2011, as compared to investment income in the first six months of 2010, and a decrease in the fair value of the reinsurance contracts in the first six months of 2011 as compared to an increase in the 2010 period partially offset by higher policy fee income of $221 million, the $158 million higher commissions, fees and other income and $24 million of impairment losses in the first six months of 2011 as compared to $90 million in impairment losses in the year earlier period.

Policy fee income totaled $1.81 billion in the first six months of 2011, $221 million higher than for the 2010 period.  This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into 2011 and a decrease in the initial fee liability resulting from the projection of lower future cost of insurance charges (more than offset in DAC amortization).

Net investment income totaled $1.31 billion in the first six months of 2011, a decline of $3.12 billion from the $4.43 billion in the 2010 period primarily due to losses on derivative instruments of $312 million in the first six months of 2011 as compared to income of $2.81 billion in the year earlier period.  Other investment income decreased $3 million to $1.62 billion as the $96 million increase from equity limited partnerships were offset by the $59 million decline in income on trading securities ($81 million in income in the first six months of 2011 versus $140 million in the 2010 period) and $30 million lower income on fixed maturities.

Investment losses, net totaled $26 million in the first six months of 2011 as compared to net losses of $63 million in the prior year’s comparable period.  The Financial Advisory/Insurance segment’s net losses in the first six months of 2011 was due to the $24 million of writedowns on fixed maturities in the first six months of 2011 as compared to $90 million in the comparable 2010 period (all of which related to CMBS securities) partially offset by $8 million of gains from the sale of General Account fixed maturities, down from $31 million from the year earlier period.  In addition, there were $11 million in additions to valuation allowances on mortgage loans in the first six months of 2011 as compared to $14 million in the 2010 period.

Commissions, fees and other income increased $158 million in the first six months of 2011 to $616 million from $458 million in the comparable 2010 period.  The Financial Advisory/Insurance segment’s increase in the first six months of 2011 were principally due to a $98 million lower decrease in the fair value of foreign exchange contracts (from $102 million in the first six months of  2010 to $4 million in the comparable 2011 period), a $43 million increase to $426 million of gross investment management and distribution fees received from EQAT and VIP Trust due to a higher asset base primarily due to market appreciation, and a $17 million increase primarily in third party fee income at AXA Advisors and AXA Network.

In the first six months of 2011, there was a $67 million decrease in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $586 million increase in their fair value in the first six months of 2010; both quarters’ changes reflected existing capital market conditions.

Benefits and Other Deductions

Total benefits and other deductions decreased $1.07 billion in the first six months of 2011 to $3.99 billion principally due to the Financial Advisory/Insurance segment’s $667 million decrease in policyholders’ benefits and $544 million lower DAC and VOBA amortization ($559 million in the first six months of 2011 as compared to $1.10 billion in the comparable 2010 period).

In the first six months of 2011, policyholders’ benefits totaled $1.73 billion, a decrease of $667 million from the $2.40 billion reported for the comparable 2010 period.  The decrease was principally due to a $392 million lower increase in GMDB/GMIB reserves ($215 million in the first six months of 2011 as compared to $607 million in the first six months of 2010), a $109 million decrease in the GWBL reserves (a $2 million decline in the first six months of 2011 as compared to the $107 million increase in the year earlier period) as well as a $110 million decrease to $1.23 billion in benefits paid in the 2011 period.  These decreases were supplemented by the $60 million lower increase in no lapse guarantee reserves ($13 million in the first six months of 2011 as compared to $73 million in the first six months of 2010).  Policyholders dividends increased $4 million to $277 million in the first six months of 2011, partially offsetting the above listed declines.

Total compensation and benefits decreased $4 million to $500 million in the first six months of 2011 from $504 million in the comparable 2010 period.  The decrease for the Financial Advisory/Insurance segment was primarily due to a $6 million decrease in salaries ($9 million in agent compensation and $22 million in salaries for employees transferred to an unconsolidated affiliate in 2011, whose related party costs are now reported in other operating costs and expenses, partially offset by higher incentive compensation and a $3 million increase in share-based and other compensation programs.

For the first six months of 2011, commissions in the Financial Advisory/Insurance segment totaled $528 million, an increase of $69 million from $459 million in the first six months of 2010 principally due to higher asset based compensation reflecting higher asset values, higher mutual fund commissions and increased variable annuity and universal life product sales.

DAC and VOBA amortization was $559 million in the first six months of 2011, a decrease of $544 million from $1.10 billion of amortization in the comparable 2010 period.  The larger DAC and VOBA amortization in 2010 was primarily due to substantial hedge gains from lower market performance in the first six months of 2010.  In 2011, DAC amortization was reduced due to a favorable change in expected mortality margins and higher future margins in later policy years, partially offset by lower projected cost of insurance charges in variable and interest sensitive life products (partially offset in the initial fee liability).

DAC capitalization totaled $486 million in the first six months of 2011, an increase of $31 million from the $455 million reported in the comparable 2010 period.  The increase was primarily due to a $43 million increase in first-year commissions, partially offset by a $12 million decrease in deferrable operating expenses.

Other operating costs and expenses for the Financial Advisory/Insurance segment increased $68 million to $391 million in the first six months of 2011 as compared to $323 million in the year earlier period principally due to $26 million in severance costs recorded in the first six months of 2011, $22 million in expenses related to fees paid to an affiliate in 2011 related to employee salaries previously reported in compensation and benefits in the consolidated statement of earnings, an $18 million increase in legal expenses and litigation reserves and $9 million higher sub-advisory fees partially offset by a $7 million decrease in advertising expenses.

Premiums and Deposits

The market for annuity and life insurance products of the types issued by the Insurance Group continues to be dynamic as the global economy and capital markets continue to recover from the period of significant stress experienced in recent years.  Among other things:

•
features and pricing of various products, including but not limited to variable annuity products, continue to change, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•	various insurance companies, including one or more in the Insurance Group, have eliminated and/or limited sales of certain annuity and life insurance products or features.

The following table lists sales for major insurance product lines and mutual funds.  Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums, Deposits and Mutual Fund Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)
Retail:
Annuities
First year	$853	$770	$1,621	$1,467
Renewal	606	602	1,204	1,198
	1,459	1,372	2,825	2,665
Life(1)
First year	74	70	149	137
Renewal	563	569	1,129	1,149
	637	639	1,278	1,286
Other(2)
First year	3	3	6	6
Renewal	54	61	120	128
	57	64	126	134

Total retail	2,153	2,075	4,229	4,085

Wholesale:
Annuities
First year	404	416	770	714
Renewal	100	125	211	247
	504	541	981	961
Life(1)
First year	47	36	87	67
Renewal	191	164	375	327
	238	200	462	394

Other	-	1	-	1

Total wholesale	742	742	1,443	1,356

Total Premiums and Deposits	$2,895	$2,817	$5,672	$5,441
Total Mutual Fund Sales(3)	$1,224	$1,278	$2,344	$2,404
(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.
(3)	Includes through AXA Advisors’ advisory accounts.

Total premiums and deposits for insurance and annuity products for the second quarter of 2011 were $2.90 billion, an increase of $78 million from the $2.82 billion in the comparable 2010 quarter while total first year premiums and deposits increased $86 million to $1.38 billion in the second quarter of 2011 from $1.29 billion in the comparable 2010 quarter.  The annuity lines’ first year premiums and deposits increased $71 million to $1.26 billion due to the $99 million increase in sales of variable annuities ($91 million in the retail channel and $8 million in the wholesale) partially offset by lower sales of fixed annuities of $26 million.  First year premiums and deposits for the life insurance products increased $15 million, primarily due to the $18 million and $5 million respective increases in sales of universal life insurance products in the wholesale and retail channels, partially offset by the $4 million and $2 million respective decreases in first year term life insurance sales in the wholesale and retail channels.

Total premiums and deposits for insurance and annuity products for the first six months of 2011 were $5.67 billion, an increase of $231 million from the $5.44 billion in the comparable 2010 period while total first year premiums and deposits increased $242 billion to $2.63 billion in the first six months of 2011 from $2.39 billion in the comparable 2010 period.  The annuity lines’ first year premiums and deposits increased $210 million to $2.39 billion due to the $242 million increase in sales of variable annuities ($156 million in the retail channel and $86 million in the wholesale) partially offset by lower sales of fixed annuities of $31 million.  First year premiums and deposits for the life insurance products increased $32 million, primarily due to the $28 million and $21 million respective increases in sales of universal life insurance products in the wholesale and retail channels and, partially offset by the $9 million and $4 million respective decreases in first year term life insurance sales in the wholesale and retail channels.

Surrenders and Withdrawals

The following table presents surrender and withdrawal amounts and rates for major insurance product lines.   Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

					Rates(1)
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010

	(Dollars in Millions)

Annuities	$1,656	$1,443	$3,346	$2,909	6.7%	6.5%
Variable and interest-sensitive life	230	215	466	437	4.3%	4.3%
Traditional life	131	148	276	299	3.8%	4.0%
Total	$2,017	$1,806	$4,088	$3,645

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during 2011 and 2010, respectively.

Surrenders and withdrawals increased $211 million, from $1.81 billion in the second quarter of 2010 to $2.02 billion for the second quarter of 2011.  There were increases of $213 million and $15 million in individual annuities and variable and interest-sensitive life surrenders and withdrawals, respectively, with a decrease of $17 million reported for the traditional life insurance line.

Surrenders and withdrawals increased $443 million, from $3.65 billion in the first six months of 2010 to $4.09 billion for the first six months of 2011.  There were increases of $437 million and $29 million in individual annuities and variable and interest-sensitive life surrenders and withdrawals, respectively, with a decrease of $23 million reported for the traditional life insurance line.  The annualized annuities surrender rate increased to 6.7% in the first six months of 2011 from 6.5% in the comparable 2010 period but continue to be lower than the expected long-term surrender rates.  In 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience.  If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income.

Investment Management Segment

Investment Management - Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Investment advisory and services fees(1)	$508	$513	$1,023	$1,025
Bernstein research services	107	117	227	228
Distribution revenues	92	84	181	164
Other revenues(1)	30	27	56	54
Commissions, fees and other income	737	741	1,487	1,471

Investment income (loss)	(7)	(44)	2	(48)
Less: interest expense to finance trading activities	(2)	(2)	(3)	(2)
Net investment income (loss)	(9)	(46)	(1)	(50)

Investment gains (losses), net	-	(4)	(3)	-
Total revenues	728	691	1,483	1,421

Expenses:
Compensation and benefits	348	333	709	673
Distribution related payments	78	71	153	138
Amortization of deferred sales commissions	10	12	20	24
Real estate charge	-	-	-	12
Interest expense	1	12	2	22
Rent expense	47	45	93	91
Amortization of other intangible assets, net	9	9	18	18
Other operating costs and expenses	142	130	278	250
Total expenses	635	612	1,273	1,228

Earnings (Loss) from Operations before Income Taxes	$93	$79	$210	$193

(1)	Included fees earned by AllianceBernstein totaling $20 million, $19 million, $37 million and $37 million for services provided to the Insurance Group.

Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for second quarter 2011 were $93 million, an increase of $14 million from $79 million in the prior year’s comparable period.

Revenues totaled $728 million in the 2011 quarter, an increase of $37 million from $691 million in the 2010 quarter, primarily due to lower net investment income losses and higher distribution revenues.

Investment advisory and services fees include base fees and performance fees.  In second quarter 2011, investment advisory and services fees totaled $508 million, a decrease of $5 million from the $513 million in the 2010 quarter.  The 2011 decrease in investment advisory and services fees was primarily due to the $5 million decrease in base fees from $510 million in second quarter 2010 to $505 million in the 2011 quarter.

In second quarter 2011, the Bernstein research revenues were $107 million, a $10 million decrease over the $117 million in the 2010 period.  This decrease was driven by lower market volumes.

The distribution revenues increased $9 million to $92 million in second quarter 2011 as compared to $83 million in second quarter 2010.  This increase was due to the increase in Retail average AUM, but also reflected a higher increase in the Retail AUM on which distribution fees are received compared to sub-advisory AUM on which no such fees are earned.

Net investment income (loss) consisted principally of dividend and interest income and realized and unrealized gains (losses) on trading and other investments, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts.  The $37 million decrease in net investment losses to $9 million in second quarter 2011 as compared to $46 million in the 2010 quarter was primarily due to $35 million lower investment loss from deferred compensation related investments.

The second quarter 2010 investment loss of $4 million principally resulted from losses on sales of investments including investments in AllianceBernstein’s consolidated joint venture.

Expenses

The Investment Management segment’s total expenses were $635 million in second quarter 2011, an increase of $23 million as compared to $612 million in the 2010 quarter principally due to higher compensation and benefits, higher other operating costs and expenses and higher distribution related payments partially offset by lower interest expense.

The Investment Management segment’s employee compensation and benefits expense in the 2011 period totaled $348 million, a $15 million increase as compared to $333 million in the 2010 quarter.  Base compensation, fringe benefits and other employment costs for second quarter 2011 increased $8 million due to higher salaries.  Incentive compensation increased $4 million in second quarter 2011 due to higher deferred compensation vesting expense offset by lower cash incentive compensation..  Commission expense increased $2 million in the 2011 quarter reflecting higher private client sales volume.

The distribution related payment increase of $7 million to $78 million in second quarter 2011 from $71 million in the second quarter of 2010 was in line with the increase in distribution revenues.

The decrease of $11 million of interest expense was primarily due to the repayment of senior notes in 2010.

The increase of $12 million to $142 million in other operating costs and expenses were primarily due to $4 million higher transfer fees, $3 million higher travel and entertainment expenses and $2 million higher portfolio services expenses.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first six months of 2011 were $210 million, an increase of $17 million from $193 million in the prior year’s comparable period.

Revenues totaled $1.48 billion in the first six months of 2011, an increase of $62 million from $1.42 billion in the comparable 2010 period, primarily due to lower net investment losses and higher distribution revenues.

Investment advisory and services fees include base fees and performance fees.  In the first six months of 2011, investment advisory and services fees totaled $1.02 billion, a decrease of $2 million from the $1.03 billion in the comparable 2010 period.  The 2011 decrease in investment advisory and services fees were primarily due to the $5 million decrease in base fees offset by the $3 million increase in performance fees.

In the first six months of 2011, the Bernstein research revenues were $227 million, a $1 million decrease from the $228 million in the 2010 period.  This decrease was driven by lower market volumes.

The distribution revenues increased $17 million to $181 million in the first six months of 2011 as compared to $164 million in the comparable 2010 period.  This increase was due to the increase in Retail average AUM, but also reflected a higher increase in the Retail AUM on which distribution fees are received compared to sub-advisory AUM on which no such fees are earned.

Net investment income (loss) consisted principally of dividend and interest income and realized and unrealized gains (losses) on trading and other investments, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts.  The $49 million decrease in net investment loss to $1 million in the first six months of 2011 as compared to $50 million of net investment loss in 2010 was primarily due to $8 million of investment income from deferred compensation related investments in the first six months of 2011 as compared to $26 million of investment losses in the comparable prior period and $13 million lower investment loss from investments in venture capital joint ventures ($16 million in the first six months of 2011 versus $29 million in the year earlier period).

The increase in the first six months of 2011 of $3 million in investment losses, net as compared to no investment gains, net in the comparable 2010 period principally resulted from losses in the first six months of 2011 on sales of investments including investments in AllianceBernstein’s consolidated joint venture as compared to no gains (losses) in the 2010 period.

Expenses

The Investment Management segment’s total expenses were $1.27 billion in the first six months of 2011, an increase of $45 million as compared to $1.23 billion in the comparable 2010 period principally due to higher compensation and benefits, higher other operating costs and expenses and higher distribution related payments partially offset by lower interest expense.

The segment’s employee compensation and benefits expense in the first six months of 2011 totaled $709 million, a $36 million increase as compared to $673 million in the comparable 2010 period.  Base compensation, fringe benefits and other employment costs for the first six months of 2011 increased $20 million due to higher salaries partially offset by lower severance costs.  Commission expense increased $7 million in the first six months of 2011 reflecting higher private client sales volume.  Incentive compensation increased $7 million in the first six months of 2011 due to higher deferred compensation vesting expense offset by lower cash incentive compensation.

The distribution related payment increase of $15 million to $153 million in the first six months of 2011 from $138 million in the first six months of 2010 was in line with the increase in distribution revenues.

The first six months of 2010 included a $12 million real estate charge; there was no comparable expense in the 2011 period.

Interest expense decreased $20 million to $2 million in the first six months of 2011 primarily due to the repayment of senior notes in 2010.

The increase of $28 million to $278 million in other operating costs and expenses was primarily due to $8 million higher travel and entertainment expenses, $6 million higher transfer fees, $5 million higher portfolio services expenses and $5 million higher professional fees.

Fees and Assets under Management

Breakdowns of fees and assets under management follow:

Fees and Assets Under Management

			At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

FEES
Third party	$490	$495	$988	$990
General Account and other	11	10	22	19
Insurance Group Separate Accounts	7	8	13	16
Total Fees	$508	$513	$1,023	$1,025

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$398,659	$392,059
General Account and other			36,904	35,795
Insurance Group Separate Accounts			25,465	20,317
Total AllianceBernstein			461,028	448,171

Insurance Group
General Account and other(2)			29,274	30,549
Insurance Group Separate Accounts			71,527	60,902
Total Insurance Group			100,801	91,451

Total by Account:
Third party(1)			398,659	392,059
General Account and other(2)			66,178	66,344
Insurance Group Separate Accounts			96,992	81,219
Total Assets Under Management			$561,829	$539,622

(1)
Includes $37.76 billion and $45.84 billion of assets managed on behalf of AXA affiliates at June 30, 2011 and 2010, respectively.  Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Includes invested assets of AXA Financial not managed by the AllianceBernstein, principally policy loans, totaling approximately $23.49 billion and $25.14 billion at June 30, 2011 and 2010, respectively, and mortgages and equity real estate totaling $5.78 billion and $5.41 billion at June 30, 2011 and 2010, respectively.

Fees for assets under management decreased $2 million during the first six months of 2011 from the comparable 2010 period due to a decrease in performance fees.  Total assets under management increased $22.2 billion, primarily due to higher third party assets under management at AllianceBernstein and higher Insurance Group Separate Accounts AUM.  AllianceBernstein’s increase in AUM at June 30, 2011 resulted from market appreciation partially offset by net outflows.  General Account and other assets under management decreased $166 million from the first six months of 2010.  The $15.77 billion increase in Insurance Group Separate Account assets under management at the end of the first six months of 2011 as compared to the 2010 period resulted from increases in EQAT’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein’s assets under management at the end of the first six months of 2011 totaled $461.0 billion as compared to $448.2 billion at June 30, 2010 as market appreciation of $82.4 billion and $9.10 billion related to acquisitions were partially offset by net outflows of $78.7 billion.  The gross inflows were $16.6 billion, $30.6 billion and $7.4 billion in institutional investment, retail and private client channels, respectively, as compared to corresponding outflows of $78.7 billion, $42.6 billion and $12.0 billion, respectively.  Non-US clients accounted for 35.1% of the June 30, 2011 total.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other.  Since second quarter 2010, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows.  There was a $17.8 billion decrease in Value Equity to $121.4 billion at June 30, 2011 as the $36.8 billion of market appreciation and $8.0 billion of new investments were more than offset by the $62.6 billion of long-term outflows.  Growth Equity assets under management totaled $62.6 billion, $11.9 billion lower than its June 30, 2010 balance due to $37.6 billion in outflows that were partially offset by $19.9 billion in market appreciation and $1.2 billion of new investments.  Assets under management in Fixed Income products increased $17.3 billion to $215.8 billion between June 30, 2010 and June 30, 2011 as $33.8 billion in new investments and $15.4 billion in market appreciation were partially offset by $31.9 billion in outflows.  The $25.2 billion increase in Other assets under management to $61.2 billion resulted from $7.9 billion in acquisition AUM, $10.3 billion in market appreciation and $8.2 billion in new investments being partially offset by $1.2 billion in net outflows.  AllianceBernstein management believes the net outflows in the Equity and Other services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers.  Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management totaled $474.0 billion for the quarter ended June 30, 2011 as compared to $472.1 billion for the prior year’s comparable period.  The respective increases for the Retail and Private Client channels of $8.5 billion and $4.8 billion, respectively, were offset by the $11.4 billion decline in the Institutional channel while the respective average AUM increases for the Fixed Income and Other categories of $18.3 billion and $22.4 billion were offset by decreases of $23.9 billion and $14.9 billion, respectively, in the Value Equity and Growth Equity services.

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

General Account Investment Assets
June 30, 2011

			Holding
	Balance		Company
	Sheet Total	Other(1)	Group(2) (4)	GAIA(5)

	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value(3)	$43,131	$79	$1	$43,051
Mortgage loans on real estate	5,289	(335)	-	5,624
Equity real estate	493	(1)	398	96
Policy Loans	4,906	(147)	-	5,052
Other equity investments	1,957	379	-	1,579
Trading securities	3,051	521	-	2,530
Other invested assets	1,984	1,971	-	13
Total investments	60,811	2,467	399	57,945
Cash and cash equivalents	4,246	1,465	667	2,114
Debt & other	(1,476)	896	(836)	(1,536)
Total	$63,581	$4,828	$230	$58,523

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

(2)	The “Holding Company Group” category includes that group’s assets, which are not managed as part of GAIA. The “Holding Company Group” category is deducted in arriving at GAIA.
(3)	Includes Insurance Group loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(4)	At June 30, 2011, the principal investment of the Holding Company Group is a real estate property purchased from AXA Equitable in June 2009, with a carrying value of $398 million.
(5)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

Investment Results By Asset Category

	Three Months Ended June 30,
	2011		2010
	Yield(1)	Amount	Yield(1)	Amount

Fixed Maturities:
Investment grade
Income	5.02%	$487	5.31%	$503
Ending assets(2)		40,248		38,890
Below investment grade
Income	7.02%	48	6.94%	56
Ending assets(2)		2,803		3,264
Mortgages:
Income	6.54%	86	6.98%	90
Ending assets(3)		5,624		5,281
Equity Real Estate:
Income(4)	22.39%	6	27.40%	6
Ending assets(4)		96		110
Other Equity Investments:
Income	16.91%	61	8.02%	28
Ending assets(5)		1,579		1,431
Policy Loans:
Income	6.31%	77	6.40%	79
Ending assets(6)		5,052		5,100
Cash and Short-term Investments:
Income	0.26%	1	0.08%	1
Ending assets(7)		2,114		4,899
Trading Securities:
Income	15.73%	92	31.97%	112
Ending assets(8)		2,530		1,959
Other Invested Assets:
Income		-		-
Ending assets(9)		13		2

Total Invested Assets:
Income	5.99%	858	6.18%	875
Ending Assets		60,059		60,936

Debt and Other:
Interest expense and other	7.09%	(27)	7.09%	(26)
Ending liabilities(10)		(1,536)		(1,536)

Total:
Income	5.91%	831	6.03%	849
Investment fees	(0.12)%	(17)	(0.11)%	(16)
Income	5.79%	$814	5.92%	$833
Ending Net Assets		$58,523		$59,400

	Six Months Ended June 30,				Year Ended
	2011		2010		December 31,
	Yield(1)	Amount	Yield(1)	Amount	2010

Fixed Maturities:
Investment grade
Income	5.04%	$973	5.30%	$1,003	$39,224
Ending assets(2)		40,248		38,890
Below investment grade
Income	7.05%	98	6.69%	107
Ending assets(2)		2,803		3,264	2,955
Mortgages:
Income	6.73%	174	6.98%	180
Ending assets(3)		5,624		5,281	5,209
Equity Real Estate:
Income(4)	19.16%	12	24.36%	11
Ending assets(4)		96		110	141
Other Equity Investments:
Income	24.16%	166	10.80%	72
Ending assets(5)		1,579		1,431	1,484
Policy Loans:
Income	6.26%	154	6.41%	159
Ending assets(6)		5,052		5,100	5,082
Cash and Short-term Investments:
Income	0.23%	3	0.15%	2
Ending assets(7)		2,114		4,899	3,345
Trading Securities:
Income	6.62%	80	20.62%	140
Ending assets(8)		2,530		1,959	2,502
Other Invested Assets:
Income		2	-	-
Ending assets(9)		13		2	8

Total Invested Assets:
Income	5.83%	1,662	5.86%	1,674
Ending Assets		60,059		60,936	59,950

Debt and Other:
Interest expense and other	6.79%	(53)	7.09%	(53)
Ending liabilities(10)		(1,536)		(1,536)	(1,836)

Total:
Income	5.71%	1,609	5.85%	1,621
Investment fees	(0.13)%	(34)	(0.12)%	(31)
Income	5.58%	$1,575	5.73%	$1,590
Ending Net Assets		$58,523		$59,400	$58,114

(1)
Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current period’s income and fees.

(2)
Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $(24) million, $(62) million and $0 million, and include accrued income of $476 million, $496 million and $493 million, amounts due from securities sales of $0 million, $5 million and $1 million and other assets of $2 million, $2 million and $2 million at June 30, 2011 and 2010 and December 31, 2010, respectively.

(3)
Mortgage investment assets include accrued income of $38 million, $39 million and $38 million and are adjusted for related escrow and other liability balances of $(96) million, $(46) million and $(50) million at June 30, 2011 and 2010 and December 31, 2010, respectively.

(4)
Equity real estate carrying values included accrued income of $2 million, $2 million and $2 million and were adjusted for related liability balances of $(1) million, $(1) million and $(1) million as of June 30, 2011 and 2010 and December 31, 2010, respectively.

(5)	Other equity investment assets included accrued income and pending trade settlements of $(2) million, $2 million and $0 million at June 30, 2011 and 2010 and December 31, 2010, respectively.
(6)	Policy loan asset values include accrued income of $148 million, $151 million and $154 million at June 30, 2011 and 2010 and December 31, 2010, respectively.
(7)
Cash and short-term investment assets include net payables from collateral movements of $(1,121) million, $(994) million and $(252) million and were adjusted for unsettled trades, cash in transit and accrued income of $(1) million, $(66) million and $(1) million at June 30, 2011 and 2010 and December 31, 2010, respectively.

(8)	Trading securities include ending accrued income of $15 million, $7 million and $17 million at June 30, 2011 and 2010 and December 31, 2010, respectively.
(9)	Other invested assets include General Account interest rate floors and options.
(10)	Debt and other includes accrued expenses of $(9) million, $(9) million and $(9) million at June 30, 2011 and 2010 and December 31, 2010, respectively.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations.  At June 30, 2011, 75% of the fixed maturity portfolio was publicly traded.  At June 30, 2011, GAIA held commercial mortgage-backed securities (“CMBS”) with an amortized cost of $1.60 billion.  The General Account had $7 million exposure to the sovereign debt of Greece, Portugal, Italy, Spain and the Republic of Ireland at June 30, 2011.  The total exposure to Eurozone sovereign debt was $11 million at June 30, 2011.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At June 30, 2011:
Corporate securities:(1)
Finance	$8,857	$435	$22	$9,270
Manufacturing	7,785	625	26	8,384
Utilities	4,447	341	15	4,773
Services	4,188	319	7	4,500
Energy	1,860	153	-	2,013
Retail and wholesale	1,442	117	2	1,557
Transportation	939	86	7	1,018
Other	49	4	1	52
Total corporate securities	29,567	2,080	80	31,567
U.S. government	5,723	66	111	5,678
Commercial mortgage-backed	1,605	22	436	1,191
Residential mortgage-backed(2)	2,469	112	1	2,580
Preferred stock	1,487	29	61	1,455
State & municipal	568	20	6	582
Foreign government	578	67	-	645
Asset-backed securities	595	16	10	601
Total	$42,592	$2,412	$705	$44,299

At December 31, 2010:
Corporate securities:(1)
Finance	$8,605	$380	$40	$8,945
Manufacturing	7,524	566	38	8,052
Utilities	4,582	312	23	4,871
Services	4,032	299	12	4,319
Energy	1,814	152	1	1,965
Retail and wholesale	1,514	106	9	1,611
Transportation	1,026	79	9	1,096
Other	59	4	-	63
Total corporate securities	29,156	1,898	132	30,922
U.S. government	5,179	50	109	5,120
Commercial mortgage-backed	1,807	5	487	1,325
Residential mortgage-backed(2)	2,195	93	1	2,287
Preferred stock	1,704	24	95	1,633
State & municipal	586	11	20	577
Foreign government	581	65	2	644
Asset-backed securities	475	15	12	478
Total	$41,683	$2,161	$858	$42,986

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $2.49 billion, or 6%, of the total fixed maturities at June 30, 2011 and $2.55 billion, or 6%, of the total fixed maturities at December 31, 2010.  Below investment grade fixed maturities represented 48% and 48% of the gross unrealized losses at June 30, 2011 and December 31, 2010, respectively.

Public Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation(1)	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value

At June 30, 2011
1	Aaa, Aa, A	$22,365	$1,211	$182	$23,394
2	Baa	8,359	601	45	8,915
	Investment grade	30,724	1,812	227	32,309

3	Ba	872	28	18	882
4	B	319	1	27	293
5	C and lower	74	-	20	54
6	In or near default	107	8	22	93
	Below investment grade	1,372	37	87	1,322
Total		$32,096	$1,849	$314	$33,631

At December 31, 2010
1	Aaa, Aa, A	$21,017	$1,102	$215	$21,904
2	Baa	9,133	560	80	9,613
	Investment grade	30,150	1,662	295	31,517

3	Ba	947	15	43	919
4	B	244	-	32	212
5	C and lower	79	-	21	58
6	In or near default	95	5	28	72
	Below investment grade	1,365	20	124	1,261
Total		$31,515	$1,682	$419	$32,778

(1)	At June 30, 2011 and December 31, 2010, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation(1)	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value

At June 30, 2011
1	Aaa, Aa, A	$5,478	$252	$114	$5,616
2	Baa	3,896	280	24	4,152
	Investment grade	9,374	532	138	9,768

3	Ba	453	10	31	432
4	B	167	10	44	133
5	C and lower	153	1	59	95
6	In or near default	349	10	119	240
	Below investment grade	1,122	31	253	900
Total		$10,496	$563	$391	$10,668

At December 31, 2010
1	Aaa, Aa, A	$5,167	$225	$126	$5,266
2	Baa	3,817	236	22	4,031
	Investment grade	8,984	461	148	9,297

3	Ba	456	10	45	421
4	B	230	-	49	181
5	C and lower	157	1	67	91
6	In or near default	341	7	130	218
	Below investment grade	1,184	18	291	911
Total		$10,168	$479	$439	$10,208

(1)
Includes, at June 30, 2011 and December 31, 2010, respectively, 19 securities with amortized cost of $262 million (fair value, $266 million) and 14 securities with amortized cost of $148 million (fair value, $154 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value

At June 30, 2011
1	Aaa, Aa, A	$16,938	$1,175	$34	$18,079
2	Baa	11,637	860	35	12,462
	Investment grade	28,575	2,035	69	30,541

3	Ba	863	34	9	888
4	B	81	1	1	81
5	C and lower	22	-	1	21
6	In or near default	26	10	-	36
	Below investment grade	992	45	11	1,026
Total		$29,567	$2,080	$80	$31,567

At December 31, 2010
1	Aaa, Aa, A	$15,931	$1,093	$54	$16,970
2	Baa	12,207	776	53	12,930
	Investment grade	28,138	1,869	107	29,900

3	Ba	819	21	15	825
4	B	156	-	8	148
5	C and lower	34	-	2	32
6	In or near default	9	8	-	17
	Below investment grade	1,018	29	25	1,022
Total		$29,156	$1,898	$132	$30,922

Asset-backed Securities

At June 30, 2011, the amortized cost and fair value of asset-backed securities held were $595 million and $601, respectively; at December 31, 2010, those amounts were $475 million and $478 million, respectively.  At June 30, 2011, the amortized cost and fair value of asset-backed securities collateralized by subprime mortgages were $38 million and $36 respectively.  At that same date, the amortized cost and fair value of asset-backed securities collateralized by non subprime mortgages were $60 million and $62 million, respectively.

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

	Commercial Mortgage-Backed Securities

	June 30, 2011
	Moody's Agency Rating						Total
					Ba and		December 31,
Vintage	Aaa	Aa	A	Baa	Below	Total	2010

	(In Millions)

At amortized cost:
2004	$3	$20	$41	$122	$155	$341	$359
2005	-	15	76	167	363	621	785
2006	-	-	-	6	413	419	435
2007	-	-	3	-	221	224	228
Total CMBS	$3	$35	$120	$295	$1,152	$1,605	$1,807

At fair value:
2004	$3	$21	$40	$118	$132	$314	$330
2005	-	15	67	148	274	504	631
2006	-	-	-	5	247	252	256
2007	-	-	2	-	119	121	108
Total CMBS	$3	$36	$109	$271	$772	$1,191	$1,325
Mortgages

Investment Mix

At June 30, 2011 and December 31, 2010, respectively, approximately 9.7% and 9.3%, respectively, of GAIA were in commercial and agricultural mortgage loans.  The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	June 30, 2011	December 31, 2010

	(In Millions)

Commercial mortgage loans	$4,347	$3,804
Agricultural mortgage loans	1,394	1,466

Total Mortgage Loans	$5,741	$5,270

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality.  The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2011		December 31, 2010
	Amortized	% of	Amortized	% of
	Cost	Total	Cost	Total

	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,578	27.5%	$1,478	28.1%
Middle Atlantic	1,354	23.5	1,090	20.7
South Atlantic	909	15.8	750	14.2
East North Central	685	12.0	687	13.0
Mountain	453	7.9	450	8.5
West North Central	329	5.8	362	6.9
West South Central	311	5.4	325	6.2
East South Central	64	1.1	69	1.3
New England	58	1.0	59	1.1

Total Mortgage Loans	$5,741	100.0%	$5,270	100.0%

By Property Type:
Office buildings	$2,082	36.3%	$1,585	30.1%
Agricultural properties	1,394	24.3	1,466	27.8
Apartment complexes	978	17.0	929	17.6
Retail Stores	483	8.4	488	9.3
Industrial buildings	470	8.2	482	9.1
Hospitality	265	4.6	267	5.1
Other	69	1.2	53	1.0

Total Mortgage Loans	$5,741	100.0%	$5,270	100.0%

At June 30, 2011, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 74% while the agricultural mortgage loans weighted average loan-to-value ratio was 43%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

	Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
	June 30, 2011

	Debt Service Coverage Ratio(1)
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loan

	(In Millions)

0% - 50%	$276	$85	$156	$711	$225	$68	$1,521
50% - 70%	205	232	759	379	185	42	1,802
70% - 90%	105	71	451	700	211	58	1,596
90% plus	60	-	84	24	583	71	822
Total Commercial and Agricultural
Mortgage Loans	$646	$388	$1,450	$1,814	$1,204	$239	$5,741

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2011.

Mortgage Loans by Year of Origination

	June 30, 2011
Year of Origination	Amortized Cost	% of Total

	(Dollars In Millions)

2011	$777	13.5%
2010	396	6.9
2009	564	9.8
2008	360	6.3
2007	996	17.4
2006 and prior	2,648	46.1

Total Mortgage Loans	$5,741	100.0%

As of June 30, 2011 and December 31, 2010, respectively, $13 million and $6 million of mortgage loans were classified as problem loans while $383 million and $280 million were classified as potential problem loans.  There were no loans in the restructured category at either date.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves.  The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated.  There were no valuation allowances for agricultural mortgages at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

	(In Millions)

Balances, beginning of year	$49	$18
Additions charged to income	11	33
Deductions for writedowns and asset dispositions	(1)	(2)

Balances, End of Period	$59	$49

Other Equity Investments

At June 30, 2011, private equity partnerships, hedge funds and real-estate related partnerships were 96% of total other equity investments.  These interests, which represent 2.7% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year.  The portfolio is actively managed to control risk and generate investment returns over the long term.

Other Equity Investments - Classifications

	June 30, 2011	December 31, 2010

	(In Millions)

Common stock	$62	$54
Joint ventures and limited partnerships:
Private equity	1,197	1,093
Hedge funds	220	246
Real estate related	97	91

Total Other Equity Investments	$1,576	$1,484

Trading Securities

At June 30, 2011 and December 31, 2010, respectively, the Insurance Group’s trading account securities included U.S. Treasury securities pledged under repurchase agreements with amortized costs of $2.58 billion and $2.59 billion and fair values of $2.52 billion and $2.48 billion.  The repurchase agreements are accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.

Repurchase Agreements

The Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  During the first six months of 2011 and full year 2010, the Insurance Group’s maximum outstanding repurchase agreements were $2.55 billion and $2.80 billion, respectively.  There are no repurchase agreements that are treated as sales.

Off Balance Sheet Transactions

At June 30, 2011 and December 31, 2010, there were no off balance sheet transactions to which the Insurance Group was a party.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of elections, being higher than what accumulated policyholders’ account balances would support.  The Insurance Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, and swaptions, in addition to repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  The Insurance Group does not currently use credit default swaps.  For both GMDB and GMIB, the Insurance Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  The Insurance Group also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  Since 2010, a portion of exposure to realized interest rate volatility has been hedged through the purchase of swaptions.  The Insurance Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance Group.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, the Insurance Group has implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  The remaining protection expired in first quarter 2011.  Since the beginning of 2010, the Insurance Group occasionally has in place, including at June 30, 2011, an anticipatory hedge program to protect against declining interest rates with respect to a part of its projected variable annuity sales.  Beginning in fourth quarter 2010, the Insurance Group purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest-sensitive life and annuity business.

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

Derivative Instruments by Category

	At June 30, 2011			Gains (Losses)
				Reported in
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2011

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$9,973	$-	$-	$(647)
Swaps	1,349	1	24	(72)
Options	317	43	32	3

Interest rate contracts:(1)
Floors	9,000	309	-	47
Swaps	13,050	446	125	193
Futures	16,109	-	-	209
Swaptions	10,553	460	-	(45)

Other:
Currency contracts	-	-	-	-

Net investment income				(312)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,156	-	(67)

GWBL features(3)	-	-	35	3

Balances, June 30, 2011	$60,351	$2,415	$216	$(376)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

The following tables set forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Fixed maturities	$(19)	$(45)	$(16)	$(60)
Other equity investments	-	7	-	10
Other	(9)	(5)	(10)	(13)
Total	$(28)	$(43)	$(26)	$(63)

Net realized gains (losses) on fixed maturities were $(19) million and $(16) million for the second quarter and first six months of 2011, compared to net realized gains (losses) of $(45) million and $(60) million in the comparable 2010 periods, as set forth in the following table:

Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$6	$102	$17	$145
Other	-	-	-	-
Total gross realized investment gains	6	102	17	145
Gross realized investment losses:
Other-than-temporary impairments recognized
in earnings (loss)	(24)	(49)	(24)	(90)
Gross losses on sales and maturities	(1)	(98)	(9)	(115)
Credit related losses on sales	-	-	-	-
Other	-	-	-	-
Total gross realized investment losses	(25)	(147)	(33)	(205)
Total	$(19)	$(45)	$(16)	$(60)

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011(1)	2010	2011(1)	2010

	(In Millions)

Fixed maturities(2):
Public fixed maturities	$(8)	$(1)	$(8)	$(11)
Private fixed maturities	(16)	(48)	(16)	(79)
Total fixed maturities securities	(24)	(49)	(24)	(90)
Equity securities	-	-	-	(1)
Other invested assets	-	-	-	-
Total	$(24)	$(49)	$(24)	$(91)

(1)
The second quarter and first six months of 2011 excludes $1 million and $1 million, respectively, of OTTI recorded in Other Comprehensive Income (Loss), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	No OTTI amounts were reported for equity securities and other invested assets during either reporting period.

At June 30, 2011 and 2010, respectively, the $24 million and $90 million in OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer.  In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.  The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total

	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$5,827	26.2%	$5,611	25.8%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,081	4.9	960	4.4
At contract value, less surrender charge of 5% or more	1,294	5.8	1,523	7.0
Subtotal	2,375	10.7	2,483	11.4

Subject to discretionary withdrawal at contract value with
no surrender charge or surrender charge of less than 5%	14,027	63.1	13,648	62.8

Total Annuity Reserves And Deposit Liabilities	$22,229	100%	$21,742	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $4.25 billion at June 30, 2011 decreased $190 million from $4.44 billion at December 31, 2010.  Cash inflows are primarily provided by operations, policyholder deposits, short-term financings, proceeds from sales of investments, and borrowings from affiliates.  Significant cash outflows include purchases of investments, policyholder withdrawals, repayments of long- and short-term debt and borrowings and loans to affiliates.

Net cash used in operating activities was $222 million in the first six months of 2011 as compared to the $324 million of cash provided by operating activities in the 2010 period.  The cash used in operating activities in the 2011 period resulted from the decrease in broker-dealer customer related receivables/payables of $360 million in the first six months of 2011 as compared to a decrease of $29 million in the 2010 period and contributions to pension plans of $293 million in the first six months 2011 compared to $193 million in the comparable prior period partially offset by the $95 million increase in segregated cash and securities, net to $1.02 billion in the first six months of 2011 compared to a decrease of $40 million in the comparable 2010 period.

Cash flows from investing activities decreased $2.79 billion, from cash provided of $871 million in the first six months of 2010 to cash used of $1.92 billion in the comparable 2011 period.  The difference was primarily due to the cash outflow related to the settlements of derivative instruments of $568 million in the first six months of 2011 as compared to cash inflows of $1.01 billion in the comparable period and the absence of activity in loans to affiliates in the first six months of 2011 as compared to the $500 million increase in loans to affiliates in the comparable 2010 period.

Cash flows provided by financing activities decreased $758 million from $2.71 billion in the first six months of 2010 to $1.95 billion in the 2011 period.  Short-term financings decreased $96 million period over period.  Collateralized pledged assets decreased $205 million in the 2011 period as compared to an $894 million decline in the corresponding 2010 period.  Securities sold under agreements to repurchase decreased $67 million in the 2011 period as compared to a $416 million decline in the corresponding 2010 period.  These declines in cash flows were partially offset by increases in deposits net of withdrawals from policyholders’ account balances of $264 million from $1.31 billion in 2010 as compared to $1.57 billion in 2011 and increases in the changes in collateralized pledged liabilities of $364 million from $299 million in 2010 to $663 million in the first six months of 2011.

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

Sources of Liquidity

Sources of liquidity for AXA Financial include (i) dividends principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes, payment of which is not assured as the payment is subject to regulatory approval by the NYID, (ii) borrowings from AXA and/or AXA affiliates, (iii) borrowings from third parties, including under AXA Financial’s bank credit facilities and commercial paper program, and (iv) interest, dividends, distributions and/or sales proceeds on investments and other assets.  Insurance subsidiaries may be restricted by operation of applicable insurance laws (particularly New York Insurance law in the case of AXA Equitable and MONY Life) from making dividend payments or their own need for funds.  In 2010, AXA Financial repaid $780 million of its Senior Notes.  The remaining $350 million of Senior Notes mature in 2028.

In second quarter 2011, AXA Financial received $379 million and $56 million of dividends from AXA Equitable and MONY Life, respectively.  In fourth quarter 2010, AXA Financial received $300 million and $70 million of dividends from AXA Equitable and MONY Life, respectively.

Existing Credit Facilities and Commercial Paper Programs

On July 13 2011, AXA, AXA Financial and AXA Bermuda entered into a multi-currency revolving credit facility with a number of lending institutions.  The credit agreement provides for an unsecured revolving credit facility totaling €4.0 billion (or its equivalent in optional currencies).  The maximum amount which may be drawn or utilized by AXA Financial and AXA Bermuda in respect of loans and letters of credit is $1.00 billion in aggregate and with respect to swingline loans $500 million in aggregate for AXA and AXA Financial.  AXA Financial and AXA Bermuda may only draw loans denominated in U.S. Dollars.  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  Loans drawn under the credit agreement may be borrowed for general corporate purposes until its maturity on July 13, 2016, unless extended pursuant to its terms.

On July 13, 2011, AXA and AXA Financial terminated a €3.50 billion global revolving credit facility.  The letter of credit facility will remain in place until June 8, 2012.  The letter of credit facility makes up to $960 million available to AXA Bermuda.  At June 30, 2011, no borrowings were outstanding.

In June 2010, AXA and AXA Financial entered into a credit agreement with Citibank.  The Credit Agreement calls for a $300 million multicurrency revolving credit facility to be available to AXA Financial for general corporate purposes until its maturity on June 29, 2015.  On December 23, 2010, AXA and AXA Financial entered into a second agreement with Citibank which calls for a $250 million multicurrency revolving credit facility, all of which is available to AXA Financial for general corporate purposes until its maturity on December 23, 2015.  At June 30, 2011, no borrowings were outstanding.

In September 2010, AXA and AXA Financial entered into a credit agreement with J. P. Morgan Europe Limited.  The credit agreement calls for a $250 million multicurrency revolving credit facility to be available to AXA Financial for general corporate purposes until its maturity on September 17, 2014.  At June 30, 2011, no borrowings were outstanding.

In June 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time.  On May 18, 2011 the commercial paper program was increased to a maximum of $2 billion.  As of June 30, 2011 there was $487 million of commercial paper outstanding.

In December 2009, AXA, AXA Financial and AXA Bermuda entered into a credit agreement with a number of major European lending institutions.  The credit agreement provides for an unsecured revolving credit facility totaling €1.40 billion (or its equivalent in optional currencies).  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014.  At June 30, 2011, no borrowings were outstanding.

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

Borrowings and Loans

On July 25, 2011 AXA issued a $450 million short-term note to AXA Financial.  This note pays interest of 0.47% and matures on September 26, 2011.

On March 30, 2010, AXA Financial issued subordinated notes to an affiliate, AXA Life Insurance Company, LTD, in the amount of $770 million that mature on March 30, 2020.  The proceeds were used to redeem $770 million of affiliate notes issued in July 2004 whose proceeds had been used to fund the MONY Acquisition.  The new subordinated notes have an interest rate of LIBOR plus 1.20%.

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

AXA Equitable, USFL and MLOA receive statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust and/or letters of credit.  At June 30, 2011, there were $5.23 billion of assets in the irrevocable trust and $2.14 billion in letters of credit.  Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances.  The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior.  Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact liquidity.

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

Existing Credit Facilities and Commercial Paper Programs

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500 million revolving credit facility.  On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility.  During fourth quarter 2010, AXA Bermuda utilized $600 million under this facility: $300 million was repaid before December 31, 2010 and the remaining $300 million was repaid in first quarter 2011.  No amounts were outstanding under this facility on June 30, 2011.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”), which provides these companies with access to collateralized borrowings and other FHLBNY products.  At June 30, 2011, there were no outstanding borrowings from FHLBNY.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – AXA Financial – Existing Credit Facilities and Commercial Paper Programs.”

Guarantees and Other Commitments

The Insurance Group had approximately $2.21 billion of undrawn letters of credit related to reinsurance as well as $503 million and $136 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements at June 30, 2011.  For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.

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

For second quarter and the first six months of 2011 and 2010, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net income (loss) totaled $(26) million, $399 million, $319 million and $(167) million.  Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.99 billion and $4.88 billion at June 30, 2011 and December 31, 2010, respectively.

In the first six months of 2011 and 2010, $435 million of shareholder dividends were paid by members of the Insurance Group to AXA Financial.

Members of the Insurance Group monitor their capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance increase the capital needed to support the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.

AllianceBernstein

In second quarter 2011, AllianceBernstein purchased an equity portfolio business for $10 million consisting of $6 million of cash payments and $4 million payable over the next two years.

On March 31, 2011, the remaining 50% interest in its Australian joint venture was purchased by AllianceBernstein from AXA and its subsidiaries for $21 million.

For the first six months of 2011, net cash provided by AllianceBernstein’s operating activities was $44 million, down $627 million from the 2010 period, due to a decrease in broker dealer-related net payables and additional seed investments.  During the first six months of 2011, net cash used in investing activities was $36 million.  The $32 million increase from the comparable 2010 period was principally the result of the purchase of the remaining 50% interest in the Australian joint venture mentioned above.  During the first six months of 2011, net cash used in financing activities decreased $305 million to $285 million. The decrease reflects higher issuance of commercial paper (net of repayments) of $260 million and lower distributions of $71 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) offset by $15 million higher purchases of Holding units to fund deferred compensation plans.

At June 30, 2011 and 2010, respectively, AllianceBernstein had $315 million and $79 million outstanding under its commercial paper program.  No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at June 30, 2011.

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

Item 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group’s disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in AXA Financial Group’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, AXA Financial Group’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Consolidated Financial Statements contained herein.  Except as disclosed in Note 10 to the Consolidated Financial Statements there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2010 Form 10-K

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

AXA FINANCIAL, INC.

Date:	August 11, 2011	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	August 11, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer