Form 10-Q
period 2011-09-30
AXA FINANCIAL INC
filed 2011-11-10
CIK 888002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, 436,192,949 shares of the registrant’s Common Stock were outstanding.

AXA FINANCIAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2011	2010
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$44,383	$41,798
Mortgage loans on real estate	5,316	4,826
Equity real estate, held for the production of income	490	540
Policy loans	4,884	4,930
Other equity investments	1,923	1,727
Trading securities	3,287	2,990
Other invested assets	4,003	1,863

Total investments	64,286	58,674
Cash and cash equivalents	9,953	4,436
Cash and securities segregated, at fair value	1,194	1,110
Broker-dealer related receivables	1,474	1,389
Deferred policy acquisition costs	5,720	8,682
Goodwill and other intangible assets, net	5,263	5,282
Value of business acquired	354	384
Amounts due from reinsurers	4,264	4,293
Loans to affiliates	1,277	1,280
Other assets	5,561	4,262
Separate Accounts’ assets	84,182	94,125

Total Assets	$183,528	$183,917

LIABILITIES
Policyholders’ account balances	$28,793	$27,900
Future policy benefits and other policyholders liabilities	29,880	27,559
Broker-dealer related payables	3,270	2,962
Customers related payables	1,709	1,770
Short-term and long-term debt	1,314	1,454
Loans from affiliates	5,056	5,376
Income taxes payable	3,285	1,687
Other liabilities	8,057	6,291
Separate Accounts’ liabilities	84,182	94,125

Total liabilities	165,546	169,124

Commitments and contingent liabilities (Note 10)

AXA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	September 30,	December 31,
	2011	2010
	(In Millions)
EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value; 2,000 million shares authorized, 436.2 million shares issued and outstanding	$4	$4
Capital in excess of par value	726	685
Retained earnings	14,378	11,456
Accumulated other comprehensive income (loss)	(388)	(764)
Treasury shares, at cost	(17)	(23)

Total AXA Financial, Inc. equity	14,703	11,358

Noncontrolling interest	3,279	3,435

Total equity	17,982	14,793

Total Liabilities and Equity	$183,528	$183,917

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$850	$826	$2,659	$2,414
Premiums	362	375	1,133	1,148
Net investment income (loss):
Investment income (loss) from derivative instruments	6,570	(438)	6,255	2,366
Other investment income (loss)	981	885	2,629	2,485

Total net investment income (loss)	7,551	447	8,884	4,851

Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(180)	(25)	(276)
Portion of loss recognized in other comprehensive income (loss)	—	11	1	17

Net impairment losses recognized	—	(169)	(24)	(259)
Other investment gains (losses), net	14	2	9	29

Total investment gains (losses), net	14	(167)	(15)	(230)

Commissions, fees and other income	979	926	3,048	2,820
Increase (decrease) in fair value of reinsurance contracts	1,156	308	1,089	894

Total revenues	10,912	2,715	16,798	11,897

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,705	1,855	4,439	4,256
Interest credited to policyholders’ account balances	249	277	798	789
Compensation and benefits	530	619	1,738	1,796
Commissions	305	232	833	691
Distribution related payments	77	72	230	210
Amortization of deferred sales commissions	9	12	29	36
Interest expense	85	88	253	276
Amortization of deferred policy acquisition costs and value of business acquired	3,134	(41)	3,693	1,062
Capitalization of deferred policy acquisition costs	(289)	(226)	(775)	(681)
Rent expense	73	73	212	210
Amortization of other intangible assets	10	9	30	29
Other operating costs and expenses	261	354	920	924

Total benefits and other deductions	7,149	3,324	12,400	9,598

Earnings (loss) from continuing operations, before income taxes	$3,763	$(609)	$4,398	$2,299
Income tax (expense) benefit	(1,182)	215	(1,341)	(597)

Net earnings (loss)	2,581	(394)	3,057	1,702
Less: net (earnings) loss attributable to the noncontrolling interest	(26)	(23)	(135)	(126)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$2,555	$(417)	$2,922	$1,576

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
	(In Millions)
EQUITY
AXA Financial, Inc. Equity:
Common stock, at par value, beginning of year and end of period	$4	$4

Capital in excess of par value, beginning of year	685	649
Changes in capital in excess of par value	41	37

Capital in excess of par value, end of period	726	686

Retained earnings, beginning of year	11,456	11,401
Net earnings (loss)	2,922	1,576

Retained earnings, end of period	14,378	12,977

Accumulated other comprehensive income (loss), beginning of year	(764)	(1,347)
Other comprehensive income (loss)	376	1,085

Accumulated other comprehensive income (loss), end of period	(388)	(262)

Treasury shares at cost, beginning of year	(23)	(34)
Changes in treasury shares	6	11

Treasury shares at cost, end of period	(17)	(23)

Total AXA Financial, Inc. equity, end of period	14,703	13,382

Noncontrolling interest, beginning of year	3,435	3,568
Purchase of AllianceBernstein Units by noncontrolling interest	1	4
Repurchase of AllianceBernstein Holding units	(80)	(76)
Purchase of noncontrolling interest in consolidated entity	(30)	(5)
Net earnings (loss) attributable to noncontrolling interest	135	126
Dividends paid to noncontrolling interest	(218)	(255)
Other comprehensive income (loss) attributable to noncontrolling interest	(11)	13
Other changes in noncontrolling interest	47	57

Noncontrolling interest, end of period	3,279	3,432

Total Equity, End of Period	$17,982	$16,814

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
	(In Millions)

Net earnings (loss)	$3,057	$1,702
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	798	789
Universal life and investment-type product policy fee income	(2,659)	(2,414)
Net change in broker-dealer and customer related receivables/payables	(209)	(408)
(Income) loss related to derivative instruments	(6,227)	(2,124)
Investment (gains) losses, net	15	230
Change in segregated cash and securities, net	(84)	245
Change in deferred policy acquisition costs and value of business acquired	2,918	381
Change in future policy benefits	1,956	1,795
Change in income taxes payable	1,368	372
Contribution to Pension Plans	(764)	(224)
Change in fair value of reinsurance contracts	(1,089)	(894)
Change in accounts payable and accrued expenses	47	397
Amortization of deferred compensation	170	127
Amortization of deferred sales commission	29	36
Other depreciation and amortization	147	175
Amortization of other intangibles	30	29
Other, net	199	(19)

Net cash provided by (used in) operating activities	(298)	195

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	4,597	2,081
Sales of investments	14,363	16,738
Purchases of investments	(21,396)	(21,729)
Cash settlements related to derivative instruments	3,836	769
Decrease in loans to affiliates	450	500
Increase in loans to affiliates	(450)	(6)
Change in short-term investments	5	(29)
Change in capitalized software, leasehold improvements and EDP equipment	(68)	(37)
Other, net	188	(51)

Net cash provided by (used in) investing activities	1,525	(1,764)

AXA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 - CONTINUED

(UNAUDITED)

	2011	2010
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$3,338	$2,546
Withdrawals	(672)	(594)
Change in short-term financings	42	814
Repayments of long-term debt	—	(780)
Repayment of loans from affiliates	(301)	—
Change in securities sold under agreements to repurchase	202	1,302
Change in securities sold under resale agreements	(115)	—
Change in collateralized pledged assets	151	851
Change in collateralized pledged liabilities	2,019	620
Repurchase of AllianceBernstein Holding Units	(146)	(137)
Distribution to noncontrolling interests in consolidated subsidiaries	(218)	(255)
Other, net	(10)	170

Net cash provided by (used in) financing activities	4,290	4,537

Change in cash and cash equivalents	5,517	2,968
Cash and cash equivalents, beginning of year	4,436	3,039

Cash and Cash Equivalents, End of Period	$9,953	$6,007

Supplemental cash flow information:
Interest Paid	$120	$145

Income Taxes (Refunded) Paid	$(66)	$24

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2011, AllianceBernstein purchased 3.0 million and 7.7 million Holding units for $45 million and $146 million, respectively. These amounts reflect open-market purchases of 3.0 million and 7.6 million Holding units for $45 million and $144 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding units purchased by employees as part of a dividend reinvestment election. AllianceBernstein intends to continue to engage in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 100,000 and 2 million restricted Holding unit awards to employees during the third quarter and first nine months of 2011, respectively, for retention and recruitment purposes. To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. There were approximately 7.4 million unallocated Holding units remaining in the consolidated rabbi trust as of September 30, 2011. The purchase and issuance of Holding units resulted in an increase of $45 million in Capital in excess of par value with a corresponding $45 million decrease in Noncontrolling interest.

At September 30, 2011 and December 31, 2010, AXA Financial Group’s economic interest in AllianceBernstein was 45.4% and 44.3%, respectively. At September 30, 2011 and December 31, 2010, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 63.1% and 61.4%.

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

The terms “third quarter 2011” and “third quarter 2010” refer to the three months ended September 30, 2011 and 2010, respectively. The terms “first nine months of 2011” and “first nine months of 2010” refer to the nine months ended September 30, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In April 2011, the FASB issued new guidance for a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDR”). The new guidance provided additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance required creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR. The financial reporting implications of being classified as a TDR are that the creditor is required to:

•	Consider the receivable impaired when calculating the allowance for credit losses; and

•

Provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of recently issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.

The new guidance was effective for the first interim or annual period beginning on or after June 15, 2011. Implementation of this guidance did not have a material impact on AXA Financial Group’s consolidated financial statements.

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

New Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. The guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. Management does not expect that implementation of this guidance will have a material impact on AXA Financial Group’s consolidated financial statements.

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

In April 2011, the FASB amended its guidance on accounting for repurchase agreements (“repos”), reverse repurchase agreements (“reverse repos”) and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. The guidance amends the criteria that indicate the transferor has maintained control over the financial assets, and thus must account for the transaction as a secured borrowing, by eliminating the criterion pertaining to the maintenance of collateral sufficient to reasonably assure completion of the transaction even in the event of default by the transferee. This guidance is effective on a prospective basis for repos and modifications of existing repos that occur in interim or annual periods beginning on or after December 15, 2011, with early adoption prohibited. Management does not expect that implementation of this guidance will change AXA Financial Group’s accounting for these repo transactions and, therefore, is not expected to have a material impact on its consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(In Millions)

September 30, 2011:
Fixed Maturities:
Corporate	$28,975	$2,531	$153	$31,353	$—
U.S. Treasury, government and agency	5,852	426	1	6,277	—
States and political subdivisions	548	72	2	618	—
Foreign governments	578	69	2	645	—
Commercial mortgage-backed	1,604	10	539	1,075	24
Residential mortgage-backed(1)	2,337	125	—	2,462	—
Asset-backed(2)	594	17	11	600	6
Redeemable preferred stock	1,488	35	170	1,353	—

Total Fixed Maturities	41,976	3,285	878	44,383	30

Equity securities	22	—	—	22	—

Total at September 30, 2011	$41,998	$3,285	$878	$44,405	$30

December 31, 2010:
Fixed Maturities:
Corporate	$27,963	$1,903	$133	$29,733	$—
U.S. Treasury, government and agency	5,180	50	110	5,120	—
States and political subdivisions	586	11	20	577	—
Foreign governments	581	65	2	644	—
Commercial mortgage-backed	1,807	5	487	1,325	25
Residential mortgage-backed(1)	2,195	93	1	2,287	—
Asset-backed(2)	476	15	12	479	7
Redeemable preferred stock	1,704	24	95	1,633	—

Total Fixed Maturities	40,492	2,166	860	41,798	32

Equity securities	30	—	2	28	—

Total at December 31, 2010	$40,522	$2,166	$862	$41,826	$32

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At September 30, 2011 and December 31, 2010, respectively, AXA Financial had trading fixed maturities with an amortized cost of $195 million and $207 million and carrying values of $195 million and $208 million. Gross unrealized gains on trading fixed maturities were $1 million and $3 million and gross unrealized losses were $1 million and $2 million at September 30, 2011 and December 31, 2010, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2011 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at September 30, 2011

	$40,488	$40,488
	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,883	$2,934
Due in years two through five	13,718	14,505
Due in years six through ten	13,856	15,099
Due after ten years	5,496	6,355

Subtotal	35,953	38,893
Commercial mortgage-backed securities	1,604	1,075
Residential mortgage-backed securities	2,337	2,462
Asset-backed securities	594	600

Total	$40,488	$43,030

For the first nine months of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $537 million and $1,110 million, respectively. Gross gains of $16 million and $35 million and gross losses of $8 million and $36 million were realized on these sales for the first nine months of 2011 and 2010, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first nine months of 2011 and 2010 amounted to $1,101 million and $2,517 million, respectively.

AXA Financial recognized OTTI on AFS fixed maturities as follows:

	$(259)	$(259)	$(259)	$(259)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Millions)

Credit losses recognized in earnings (loss)	$—	$(169)	$(24)	$(259)
Non-credit losses recognized in OCI	—	(11)	(1)	(17)

Total OTTI	$—	$(180)	$(25)	$(276)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Millions)

Balances, beginning of period	$(537)	$(287)	$(553)	$(292)
Previously recognized impairments on securities that matured, paid, prepaid or sold	2	13	42	108
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	(169)	(24)	(245)
Additional impairments this period on securities previously impaired	—	—	—	(14)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at September 30,	$(535)	$(443)	$(535)	$(443)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2011	December 31, 2010
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(40)	$(20)
All other	2,447	1,326
Equity securities	—	(2)

Net Unrealized Gains (Losses)	$2,407	$1,304

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2011	$(9)	$3	$(7)	$5	$(8)
Net investment gains (losses) arising during the period	(31)	—	—	—	(31)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	2	—	—	2
Deferred income taxes	—	—	—	8	8
Policyholders liabilities	—	—	8	—	8

Balance, September 30, 2011	$(40)	$5	$1	$13	$(21)

Balance, July 1, 2010	$(5)	$—	$(1)	$2	$(4)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Excluded from Net earnings (loss)(1)	(11)	—	—	—	(11)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	2	—	—	2
Deferred income taxes	—	—	—	3	3
Policyholders liabilities	—	—	(2)	—	(2)

Balance, September 30, 2010	$(14)	$2	$(3)	$5	$(10)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$(20)	$3	$(2)	$7	$(12)
Net investment gains (losses) arising during the period	(19)	—	—	—	(19)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	2	—	—	2
Deferred income taxes	—	—	—	6	6
Policyholders liabilities	—	—	3	—	3

Balance, September 30, 2011	$(40)	$5	$1	$13	$(21)

Balance, January 1, 2010	$(13)	$5	$(1)	$3	$(6)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	14	—	—	—	14
Excluded from Net earnings (loss)(1)	(17)	—	—	—	(17)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(3)	—	—	(3)
Deferred income taxes	—	—	—	2	2
Policyholders liabilities	—	—	(2)	—	(2)

Balance, September 30, 2010	$(14)	$2	$(3)	$5	$(10)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2011	$1,720	$(195)	$(388)	$(399)	$738
Net investment gains (losses) arising during the period	713	—	—	—	713
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	14	—	—	—	14
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(35)	—	—	(35)
Deferred income taxes	—	—	—	(141)	(141)
Policyholders liabilities	—	—	(285)	—	(285)

Balance, September 30, 2011	$2,447	$(230)	$(673)	$(540)	$1,004

Balance, July 1, 2010	$1,213	$(96)	$(361)	$(267)	$489
Net investment gains (losses) arising during the period	1,060	—	—	—	1,060
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	162	—	—	—	162
Excluded from Net earnings (loss)(1)	11	—	—	—	11
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(127)	—	—	(127)
Deferred income taxes	—	—	—	(302)	(302)
Policyholders liabilities	—	—	(240)	—	(240)

Balance, September 30, 2010	$2,446	$(223)	$(601)	$(569)	$1,053

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$1,324	$(154)	$(311)	$(303)	$556
Net investment gains (losses) arising during the period	1,123	—	—	—	1,123
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(1)	—	—	—	(1)
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(76)	—	—	(76)
Deferred income taxes	—	—	—	(237)	(237)
Policyholders liabilities	—	—	(362)	—	(362)

Balance, September 30, 2011	$2,447	$(230)	$(673)	$(540)	$1,004

Balance, January 1, 2010	$(61)	$(29)	$(68)	$75	$(83)
Net investment gains (losses) arising during the period	2,289	—	—	—	2,289
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	200	—	—	—	200
Excluded from Net earnings (loss)(1)	18	—	—	—	18
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(194)	—	—	(194)
Deferred income taxes	—	—	—	(644)	(644)
Policyholders liabilities	—	—	(533)	—	(533)

Balance, September 30, 2010	$2,446	$(223)	$(601)	$(569)	$1,053

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 589 issues at September 30, 2011 and the 649 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

September 30, 2011:
Fixed Maturities:
Corporate	$2,509	$(107)	$413	$(46)	$2,922	$(153)
U.S. Treasury, government and agency	941	(1)	—	—	941	(1)
States and political subdivisions	—	—	23	(2)	23	(2)
Foreign governments	30	(2)	5	—	35	(2)
Commercial mortgage-backed	113	(19)	898	(520)	1,011	(539)
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	142	—	55	(11)	197	(11)
Redeemable preferred stock	607	(40)	371	(130)	978	(170)

Total	$4,342	$(169)	$1,765	$(709)	$6,107	$(878)

December 31, 2010:
Fixed Maturities:
Corporate	$2,640	$(83)	$532	$(50)	$3,172	$(133)
U.S. Treasury, government and agency	1,818	(56)	202	(54)	2,020	(110)
States and political subdivisions	283	(13)	37	(7)	320	(20)
Foreign governments	79	(2)	10	—	89	(2)
Commercial mortgage-backed	80	(4)	1,115	(483)	1,195	(487)
Residential mortgage-backed	157	—	2	(1)	159	(1)
Asset-backed	114	(1)	74	(11)	188	(12)
Redeemable preferred stock	327	(7)	972	(88)	1,299	(95)

Total	$5,498	$(166)	$2,944	$(694)	$8,442	$(860)

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.28% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2011 and December 31, 2010 were $180 million and $178 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2011 and December 31, 2010, respectively, approximately $2,853 million and $2,919 million, or 6.8% and 7.2%, of the $41,976 million and $40,492 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade. These securities had net unrealized losses of $592 million and $471 million at September 30, 2011 and December 31, 2010, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Insurance Group’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At September 30, 2011 and December 31, 2010, respectively, the Insurance Group owned $36 million and $42 million in RMBS backed by subprime residential mortgage loans and $14 million and $17 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $32 million.

For the third quarter and first nine months of 2011 and 2010, investment income is shown net of investment expenses of $48 million, $111 million, $36 million and $100 million, respectively.

At September 30, 2011 and December 31, 2010, respectively, the amortized cost of AXA Financial Group’s trading account securities was $3,162 million and $3,076 million with respective fair values of $3,287 million and $2,990 million. Included in the trading classification at September 30, 2011 and December 31, 2010, respectively, were U.S. Treasury securities with aggregate amortized costs of $2,575 million and $2,594 million and fair values of $2,756 million and $2,485 million, pledged under repos accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets. Also at September 30, 2011 and December 31, 2010, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $45 million and $43 million and costs of $51 million and $42 million as well as other equity securities with carrying values of $22 million and $28 million and costs of $22 million and $30 million.

In the third quarter and first nine months of 2011 and 2010, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $(80) million, $(71) million, $45 million and $15 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2011 and December 31, 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $59 million and $16 million for commercial and $10 million and $3 million for agricultural, respectively.

Troubled Debt Restructurings

In the first quarter of 2011 the loan shown in the table below was modified from amortizing to interest only payments until February 1, 2012 when the loan reverts back to its normal amortizing payment. Due to the nature of the modification, short-term principal amortization relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

September 30, 2011

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	57	57

Total	1	$57	$57

There were no default payments on the above loan during the third quarter and first nine months of 2011.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for the first nine months of 2011 are as follows:

	Commercial	Commercial	Commercial
	Mortgage Loans
	Commercial	Agricultural	Total
	(In Millions)
Allowance for credit losses:

Beginning balance, January 1,	$49	$—	$49
Charge-offs	—	—	—
Recoveries	(13)	—	(13)
Provision	25	—	25

Ending balance, September 30,	$61	$—	$61

Ending balance, September 30,:
Individually Evaluated for Impairment	$61	$—	$61

Collectively Evaluated for Impairment	$—	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—	$—

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at September 30, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2011

	Debt Service Coverage Ratio
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	Less than	Total Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$143	$13	$33	$49	$47	$11	$296
50% - 70%	176	308	652	246	90	2	1,474
70% - 90%	42	9	447	642	223	55	1,418
90% plus	60	—	27	111	539	58	795

Total Commercial Mortgage Loans	$421	$330	$1,159	$1,048	$899	$126	$3,983

Agricultural Mortgage Loans(1)
0% - 50%	$152	$83	$176	$268	$205	$64	$948
50% - 70%	53	14	107	151	83	34	442
70% - 90%	—	—	—	1	—	3	4
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$205	$97	$283	$420	$288	$101	$1,394

Total Mortgage Loans(1)
0% - 50%	$295	$96	$209	$317	$252	$75	$1,244
50% - 70%	229	322	759	397	173	36	1,916
70% - 90%	42	9	447	643	223	58	1,422
90% plus	60	—	27	111	539	58	795

Total Mortgage Loans	$626	$427	$1,442	$1,468	$1,187	$227	$5,377

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2011.

Age Analysis of Past Due Mortgage Loans

	$3,922	$3,922	$3,922	$3,922	$3,922	$3,922	$3,922
	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

Commercial	$61	$—	$—	$61	$3,922	$3,983	$—
Agricultural	6	27	11	44	1,350	1,394	1

Total Mortgage Loans	$67	$27	$11	$105	$5,272	$5,377	$1

The following table provides information regarding impaired loans at September 30, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

September 30, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	10	10	—	5	—

Total	$10	$10	$—	$5	$—

With related allowance recorded:
Commercial mortgage loans - other	$294	$294	$(61)	$251	$9
Agricultural mortgage loans	—	—	—	—	—

Total	$294	$294	$(61)	$251	$9

December 31, 2010:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	3	3	—	2	—

Total	$3	$3	$—	$2	$—

With related allowance recorded:
Commercial mortgage loans - other	$262	$262	$(49)	$160	$10
Agricultural mortgage loans	—	—	—	—	—

Total	$262	$262	$(49)	$160	$10

(1)	Represents a five-quarter average of recorded amortized cost.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps, equity options as well as repo transactions. For GMDB, GMIB and GWBL, AXA Financial Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements. It also uses repos to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy. Since 2010, a portion of exposure to realized interest rate volatility has been hedged through the purchase of swaptions. AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.

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

Since the beginning of 2010, the Insurance Group periodically, including at September 30, 2011, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales. Beginning in fourth quarter 2010, the Insurance Group purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive life and annuity business.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, the Insurance Group implemented in the past hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities. The remaining protection expired in first quarter 2011.

The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At September 30, 2011			Gains (Losses) Reported in Earnings (Loss) Nine Months Ended September 30, 2011
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$9,990	$5	$—	$1,280
Swaps	1,778	132	6	215
Options	1,780	63	72	(38)

Interest rate contracts:(1)
Floors	9,000	358	—	128
Swaps	19,036	1,432	664	1,357
Futures	22,840	—	—	2,236
Swaptions	9,998	1,502	—	1,077

Other freestanding contracts:(1)
Foreign currency contracts	118	2	1	1

Net investment income (loss)				6,256

Foreign Currency Contracts(2,4)	3,873	—	331	(28)

Embedded derivatives:
GMIB reinsurance contracts(2)	—	2,312	—	1,089

GWBL and other features(3)	—	—	244	(206)

Total, September 30, 2011	$78,413	$5,806	$1,318	$7,111

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, fees and other income.

	At December 31, 2010			Gains (Losses) Reported in Earnings (Loss) Nine Months Ended September 30, 2010
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$8,920	$—	$—	$(803)
Swaps	1,698	—	50	(30)
Options	1,070	5	1	(36)

Interest rate contracts:(1)
Floors	9,000	326	—	218
Swaps	12,166	389	366	1,549
Futures	14,859	—	—	1,374
Swaptions	11,150	306	—	93

Other freestanding contracts:(1)
Foreign currency contracts	133	—	1	1

Net investment income (loss)				2,366

Foreign Currency Contracts(2,4)	3,873	—	303	(242)

Embedded derivatives:
GMIB reinsurance contracts(2)	—	1,223	—	894

GWBL and other features(3)	—	—	38	(168)

Total	$62,869	$2,249	$759	$2,850

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, fees and other income.

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

AXA Financial also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates. In addition, AXA Financial uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments. The Insurance Group is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

At September 30, 2011, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $762 million. At September 30, 2011, AXA Financial Group had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $348 million. At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $29 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at September 30, 2011 are exchange-traded and net settled daily in cash.

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

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. At September 30, 2011 and December 31, 2010, respectively, AXA Financial Group held $2,547 million and $646 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating. In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2011 and December 31, 2010, respectively, were $65 million and $158 million for which AXA Financial Group had posted collateral of $60 million in 2011 and $209 million in 2010, in the normal operation of its collateral arrangements. If the investment grade related contingent features had been triggered on September 30, 2011, AXA Financial Group would not have been required to post material collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	September 30, 2011	December 31, 2010
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,164	$8,272
Policyholder dividend obligation	252	119
Other liabilities	52	142

Total Closed Block liabilities	8,468	8,533

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,379 and $5,416)	5,721	5,605
Mortgage loans on real estate	1,151	981
Policy loans	1,074	1,119
Cash and other invested assets	19	281
Other assets	216	245

Total assets designated to the Closed Block	8,181	8,231

Excess of Closed Block liabilities over assets designated to the Closed Block	287	302

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(35) and $(28) and policyholder dividend obligation of $(252) and $(119)	65	53

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$352	$355

AXA Equitable Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)
REVENUES:
Premiums and other income	$84	$85	$265	$272
Investment income (loss) (net of investment expenses of $0, $0, $0 and $0)	109	115	327	350
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	—	(7)	(8)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	1

Net impairment losses recognized	—	—	(7)	(7)
Other investment gains (losses), net	—	—	1	6

Total investment gains (losses), net	—	—	(6)	(1)

Total revenues	193	200	586	621

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	181	186	581	590
Other operating costs and expenses	—	1	1	2

Total benefits and other deductions	181	187	582	592

Net revenues before income taxes	12	13	4	29
Income tax (expense) benefit	(4)	(4)	(1)	(10)

Net Revenues (Losses)	$8	$9	$3	$19

Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2011	2010
	(In Millions)

Balances, beginning of year	$119	$—
Unrealized investment gains (losses)	133	301

Balances, End of Period	$252	$301

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	September 30, 2011	December 31, 2010
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,579	$6,685
Policyholder dividend obligation	422	298
Other liabilities	29	29

Total Closed Block liabilities	7,030	7,012

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value (amortized cost of $3,962 and $3,943)	4,265	4,136
Mortgage loans on real estate	784	752
Policy loans	876	898
Cash and other invested assets	51	113
Other assets	249	274

Total assets designated to the Closed Block	6,225	6,173

Excess of Closed Block liabilities over assets designated to the Closed Block	805	839

Amounts included in accumulated other comprehensive income (loss):
Net of policyholder dividend obligations of $(303) and $(194)	—	—

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$805	$839

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

REVENUES:
Premiums and other income	$61	$69	$189	$212
Investment income (loss) (net of investment expenses of $0, $0, $0 and $0)	77	81	233	246
Investment gains (losses), net:
Net impairment losses recognized	—	—	—	—
Other investment gains (losses), net	(1)	(7)	(1)	(18)

Total investment gains (losses), net	(1)	(7)	(1)	(18)

Total revenues	137	143	421	440

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	120	126	367	389
Other operating costs and expenses	—	1	2	2

Total benefits and other deductions	120	127	369	391

Net revenues before income taxes	17	16	52	49
Income tax (expense) benefit	(6)	(2)	(18)	(14)

Net Revenues (Losses)	$11	$14	$34	$35

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2011	2010
	(In Millions)

Balance, beginning of year	$298	$189
Applicable to net revenues (losses)	15	(13)
Unrealized investment gains (losses)	109	234

Balance, End of Period	$422	$410

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)	Variable Annuity Contracts – GMDB, GMIB and GWBL

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2011	$1,271	$2,313	$3,584
Paid guarantee benefits	(143)	(33)	(176)
Other changes in reserve	390	1,592	1,982

Balance at September 30, 2011	$1,518	$3,872	$5,390

Balance at January 1, 2010	$1,092	$1,561	$2,653
Paid guarantee benefits	(159)	(32)	(191)
Other changes in reserve	418	1,510	1,928

Balance at September 30, 2010	$1,351	$3,039	$4,390

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2011	2010
	(In Millions)

Balance, beginning of year	$85	$94
Paid guarantee benefits	(13)	(17)
Other changes in reserve	17	15

Balance, End of Period	$89	$92

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,274	$463	$121	$522	$13,380
Separate Accounts	$26,622	$7,173	$3,576	$31,078	$68,449
Net amount at risk, gross	$2,418	$1,850	$3,123	$15,108	$22,499
Net amount at risk, net of amounts reinsured	$2,418	$1,707	$2,138	$15,082	$21,345
Average attained age of contractholders	50.5	63.5	68.5	63.4	54.3
Percentage of contractholders over age 70	3.0%	26.5%	46.6%	27.8%	10.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$54	$572	$626
Separate Accounts	N/A	N/A	$2,459	$41,689	$44,148
Net amount at risk, gross	N/A	N/A	$2,070	$8,987	$11,057
Net amount at risk, net of amounts reinsured	N/A	N/A	$609	$7,832	$8,441
Weighted average years remaining until annuitization	N/A	N/A	0.6	5.1	5.1
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL and other guaranteed benefits related liability, not included above, was $244 million and $38 million at September 30, 2011 and December 31, 2010, respectively, which is accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2011	December 31, 2010
	(In Millions)

GMDB:
Equity	$44,247	$49,925
Fixed income	4,011	4,109
Balanced	19,410	22,252
Other	781	768

Total	$68,449	$77,054

GMIB:
Equity	$28,128	$31,911
Fixed income	2,394	2,471
Balanced	13,237	15,629
Other	389	375

Total	$44,148	$50,386

C)	Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative instruments, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps, equity options as well as repo transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At September 30, 2011, the total account value and net amount at risk of the hedged variable annuity contracts were $51,121 million and $18,545 million, respectively, with the GMDB feature and $37,801 million and $7,858 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities:

Direct Liability(1)
(In Millions)

Balance at January 1, 2011	$375
Other changes in reserves	40

Balance at September 30, 2011	$415

Balance at January 1, 2010	$255
Other changes in reserves	83

Balance at September 30, 2010	$338

(1)	There were no amounts of reinsurance ceded in any period presented.

6)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at September 30, 2011

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$30,735	$611	$31,353
U.S. Treasury, government and agency	—	6,277	—	6,277
States and political subdivisions	—	566	52	618
Foreign governments	—	625	20	645
Commercial mortgage-backed	—	—	1,075	1,075
Residential mortgage-backed(1)	—	2,460	2	2,462
Asset-backed(2)	—	472	128	600
Redeemable preferred stock	277	1,073	3	1,353

Subtotal	284	42,208	1,891	44,383

Other equity investments	70	—	73	143
Trading securities	468	2,819	—	3,287
Other invested assets:
Short-term investments	—	347	—	347
Swaps	—	886	8	894
Futures	5	—	—	5
Options	—	(8)	—	(8)
Floors	—	358	—	358
Swaptions	—	1,502	—	1,502

Subtotal	5	3,085	8	3,098

Cash equivalents	7,505	—	—	7,505
Segregated securities	—	1,191	—	1,191
GMIB reinsurance contracts	—	—	2,312	2,312
Separate Accounts’ assets	81,492	2,474	216	84,182

Total Assets	$89,824	$51,777	$4,500	$146,101

Liabilities:
Other liabilities:
Foreign currency swap	$—	$331	$—	$331
GWBL and other features’ liability	—	—	244	244

Total Liabilities	$—	$331	$244	$575

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$29,282	$445	$29,733
U.S. Treasury, government and agency	—	5,120	—	5,120
States and political subdivisions	—	528	49	577
Foreign governments	—	623	21	644
Commercial mortgage-backed	—	—	1,326	1,326
Residential mortgage-backed(1)	—	2,287	—	2,287
Asset-backed(2)	—	311	167	478
Redeemable preferred stock	281	1,342	10	1,633

Subtotal	287	39,493	2,018	41,798

Other equity investments	78	24	77	179
Trading securities	425	2,565	—	2,990
Other invested assets:
Short-term investments	—	352	—	352
Swaps	—	(27)	—	(27)
Options	—	4	—	4
Floors	—	326	—	326
Swaptions	—	306	—	306

Subtotal	—	961	—	961

Cash equivalents	3,764	—	—	3,764
Segregated securities	—	1,110	—	1,110
GMIB reinsurance contracts	—	—	1,223	1,223
Separate Accounts’ assets	91,734	2,184	207	94,125

Total Assets	$96,288	$46,337	$3,525	$146,150

Liabilities:
Other liabilities:
Foreign currency swap	$—	$304	$—	$304
GWBL and other features’ liability	—	—	38	38

Total Liabilities	$—	$304	$38	$342

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 63.0% and 67.0% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 35.5% and 31.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2011 and December 31, 2010, respectively, approximately $2,865 million and $2,553 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at September 30, 2011 and December 31, 2010, respectively, the net fair value of freestanding derivative positions is approximately $2,420 million and $305 million, or approximately 60.5% and 16.4% of Other invested assets measured at fair value on a recurring basis. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $12 million at September 30, 2011 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at September 30, 2011.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.5% and 1.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2011 and December 31, 2010, respectively, were approximately $356 million and $337 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,205 million and $1,493 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, AXA Financial Group continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, AXA Financial Group adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts. The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios. The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively. After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $42 million at September 30, 2011 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at September 30, 2011.

In the first nine months of 2011, AFS fixed maturities with fair values of $79 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $41 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 0.67% of total equity at September 30, 2011. In the second quarter of 2011, the trading restriction period for one of AXA Financial Group’s public securities lapsed, and as a result $21 million was transferred from a Level 2 classification to a Level 1 classification.

In the first nine months of 2010, AFS fixed maturities with fair values of $282 million and $60 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $70 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 2.4% of total equity at September 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2011 and 2010, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Subdivisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, July 1, 2011	$533	$49	$20	$1,192	$—	$134
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	1	—	—	—	—	—

Other comprehensive income (loss)	(8)	3	—	(115)	—	(2)
Purchases	122	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(17)	—	—	(2)	—	(6)
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	32	—	—	—	2	2
Transfers out of Level 3(2)	(52)	—	—	—	—	—

Balance, September 30, 2011	$611	$52	$20	$1,075	$2	$128

Balance, July 1, 2010	$586	$50	$1	$1,474	$—	$169
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	(1)	—	—	(169)	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	—	—	—	(168)	—	—

Other comprehensive income (loss)	10	2	1	191	—	4
Purchases/issuances	15	—	—	—	—	—
Sales/settlements	(15)	—	—	(9)	—	(8)
Transfers into/out of Level 3(2)	(82)	—	19	—	—	—

Balance, September 30, 2010	$514	$52	$21	$1,488	$—	$165

(1)	There were no U.S. Treasury, government and agency classified as Level 3 at September 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Subdivisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2011	$445	$49	$21	$1,325	$—	$167
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	2	—	—
Investment gains (losses), net	—	—	—	(21)	—	1
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	2	—	—	(19)	—	1

Other comprehensive income (loss)	(11)	4	(1)	(47)	—	1
Purchases	222	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(31)	(1)	—	(184)	—	(24)
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	37	—	—	—	2	2
Transfers out of Level 3(2)	(53)	—	—	—	—	(19)

Balance, September 30, 2011	$611	$52	$20	$1,075	$2	$128

Balance, January 1, 2010	$636	$53	$21	$1,782	$—	$238
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	2	—	—
Investment gains (losses), net	(2)	—	—	(256)	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	—	—	—	(254)	—	—

Other comprehensive income (loss)	28	6	—	99	—	9
Purchases/issuances	52	—	—	—	—	—
Sales/settlements	(59)	(1)	—	(136)	—	(32)
Transfers into/out of Level 3(2)	(143)	(6)	—	(3)	—	(50)

Balance, September 30, 2010	$514	$52	$21	$1,488	$—	$165

(1)	There were no U.S. Treasury, government and agency classified as Level 3 at September 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, July 1, 2011	$3	$75	$—	$1,156	$220	$35
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	8	—	3	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	1,155	—	—
Policyholders’ benefits	—	—	—	—	—	205

Subtotal	—	—	8	1,155	3	205

Other comprehensive income (loss)	—	(1)	—	—	—	—
Purchases	—	—	—	13	2	4
Issuances	—	—	—	—	—	—
Sales	—	(1)	—	(12)	(9)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2011	$3	$73	$8	$2,312	$216	$244

Balance, July 1, 2010	$10	$18	$12	$1,567	$205	$179
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	4	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	304	—	—
Policyholders’ benefits	—	—	—	—	—	42

Subtotal	—	—	—	304	4	42

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases/issuances	—	—	—	4	—	2
Sales/settlements	—	—	—	—	(3)	—
Transfers into/out of Level 3(2)	—	(16)	(12)	—	5	—

Balance, September 30, 2010	$10	$2	$—	$1,875	$211	$223

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2011	$10	$77	$—	$1,223	$207	$38
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	8	—	12	—
Investment gains (losses), net	—	2	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	1,075	—	—
Policyholders’ benefits	—	—	—	—	—	194

Subtotal	—	2	8	1,075	12	194

Other comprehensive income (loss)	—	(2)	—	—	—	—
Purchases	—	3	—	40	9	12
Issuances	—	—	—	—	—	—
Sales	—	(7)	—	(26)	(10)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	(7)	—	—	—	—	—

Balance, September 30, 2011	$3	$73	$8	$2,312	$216	$244

Balance, January 1, 2010	$36	$2	$300	$981	$230	$55
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	8	—	—	—	(18)	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	879	—	—
Policyholders’ benefits	—	—	—	—	—	157

Subtotal	8	—	—	879	(18)	157

Other comprehensive income (loss)	3	—	—	—	—	—
Purchases/issuances	—	—	—	15	1	11
Sales/settlements	(27)	—	(300)	—	(7)	—
Transfers into/out of Level 3(2)	(10)	—	—	—	5	—

Balance, September 30, 2010	$10	$2	$—	$1,875	$211	$223

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2011 and 2010 by category for Level 3 assets and liabilities still held at September 30, 2011 and 2010, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policyholders’ Benefits
	(In Millions)

Level 3 Instruments
Third Quarter 2011
Still Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(8)	$—
Commercial mortgage-backed	—	—	—	(115)	—
Asset-backed	—	—	—	(2)	—
Redeemable preferred stock	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	3	—

Subtotal	$—	$—	$—	$(122)	$—

Other invested assets	8	—	—	—	—
GMIB reinsurance contracts	—	—	1,156	—	—
Separate Accounts’ assets	—	4	—	—	—
GWBL and other features’ liability	—	—	—	—	(209)

Total	$8	$4	$1,156	$(122)	$(209)

Level 3 Instruments
Third Quarter 2010
Still Held at September 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$10	$—
State and political subdivisions	—	—	—	2	—
Commercial mortgage-backed	—	—	—	191	—
Asset-backed	—	—	—	3	—
Redeemable preferred stock	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$206	$—

Other invested assets	—	—	—	—	—
GMIB reinsurance contracts	—	—	308	—	—
Separate Accounts’ assets	—	2	—	—	—
GWBL and other features’ liability	—	—	—	—	(44)

Total	$—	$2	$308	$206	$(44)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at September 30, 2011 and 2010.

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policyholders’ Benefits
	(In Millions)

Level 3 Instruments
First Nine Months of 2011
Still Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(10)	$—
Commercial mortgage-backed	—	—	—	(56)	—
Asset-backed	—	—	—	—	—
Redeemable preferred stock	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	3	—

Subtotal	$—	$—	$—	$(63)	$—

Other invested assets	8	—	—	—	—
GMIB reinsurance contracts	—	—	1,089	—	—
Separate Accounts’ assets	—	12	—	—	—
GWBL and other features’ liability	—	—	—	—	(206)

Total	$8	$12	$1,089	$(63)	$(206)

Level 3 Instruments
First Nine Months of 2010
Still Held at September 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$27	$—
State and political subdivisions	—	—	—	6	—
Commercial mortgage-backed	—	—	—	98	—
Asset-backed	—	—	—	9	—
Redeemable preferred stock	—	—	—	3	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$143	$—

Other invested assets	—	—	—	—	—
GMIB reinsurance contracts	—	—	894	—	—
Separate Accounts’ assets	—	(18)	—	—	—
GWBL and other features’ liability	—	—	—	—	(168)

Total	$—	$(18)	$894	$143	$(168)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at September 30, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2011 and December 31, 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at September 30, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,316	$5,519	$4,826	$4,950
Other limited partnership interests	1,794	1,794	1,556	1,556
Loans to affiliates	1,277	1,325	1,280	1,292
Policyholders liabilities: Investment contracts	3,088	3,337	3,179	3,262
Long-term debt	658	707	659	697

Closed Blocks:
Mortgage loans on real estate	$1,935	$2,010	$1,733	$1,778
Other equity investments	1	1	1	1
SCNILC liability	6	6	7	7

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented. Management, in consultation with its actuarial advisors in respect of AXA Financial Group’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of September 30, 2011 due to the significant uncertainty and complexity of many aspects of the new law.

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

In the first nine months of 2011, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were $7 million and $757 million. AllianceBernstein and AXA Financial Group do not intend to make any additional contributions this year.

Components of certain benefit costs for AXA Financial Group were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$13	$8	$40	$36
Interest cost	42	45	127	136
Expected return on assets	(34)	(33)	(104)	(98)
Net amortization	42	36	126	109

Total	$63	$56	$189	$183

Net Postretirement Benefits Costs:
Service cost	$—	$1	$1	$2
Interest cost	8	8	24	25
Net amortization	2	1	5	3

Total	$10	$10	$30	$30

Net Postemployment Benefits Costs:
Service cost	$2	$2	$5	$5
Interest cost	—	1	1	1
Net amortization	(1)	4	(1)	4

Total	$1	$7	$5	$10

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AllianceBernstein also sponsors its own unit option plans for certain of its employees. Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted. For the third quarter and first nine months of 2011 and 2010, respectively, AXA Financial Group recognized compensation cost for share-based payment arrangements of $41 million, $167 million, $44 million and $136 million.

On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014. In third quarter and first nine months of 2011, the expense associated with the March 18, 2011 grant of performance units was approximately $(1) million and $3 million, respectively.

On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros. Approximately 2,267,720 of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term. In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 18, 2011 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.46 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%. The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In third quarter and first nine months of 2011, the expense associated with the March 18, 2011 grant of options was approximately $400,000 and $2 million, respectively.

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

In 2011, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2011. Eligible employees could reserve a share purchase during the reservation period from September 1, 2011 through September 16, 2011 and could cancel their reservation or elect to make a purchase for the first time during the retraction/subscription period from November 3, 2011 through November 7, 2011. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 27, 2011 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $11.83 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 13.60% formula discounted price of $12.77 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty two week period preceding the scheduled end date of AXA Shareplan 2011 which is July 1, 2016. All subscriptions became binding and irrevocable at November 7, 2011.

9)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2011 and 2010 were computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

The IRS completed its examination of AXA Financial’s 2004 and 2005 Federal corporate income tax returns and issued its Revenue Agent’s Report on August 10, 2011. The impact of these completed audits on AXA Financial Group’s financial statements and unrecognized tax benefits in third quarter and first nine months of 2011 was a tax benefit of $102 million. AXA Financial expects to appeal certain issues to the Appeals Division of the IRS. It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the conclusion of these IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time. The tax expense for the nine months ended September 30, 2010 reflected a $148 million benefit primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, except as set forth below:

Insurance Litigation

In Eagan, in June 2011, the Court granted final approval of the settlement between the parties.

In July 2011, a lawsuit was filed in the United States District Court of the District of New Jersey, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services. Plaintiff seeks recovery of the alleged overpayments, or alternatively, rescission of the contracts and restitution of all fees paid. In November 2011, plaintiff filed an amended complaint, adding claims under Section 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action.

In Dennison, in October 2011, the Court certified a class of certain RISPE participants who will take or have taken lump sum payments after June 2004.

Insurance Regulatory Matters

AXA Financial Group is subject to various statutory and regulatory requirements concerning the payment of death benefits and the reporting and escheatment of unclaimed property, and is subject to audit and examination for compliance with these requirements. AXA Financial Group, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Financial Group in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Financial Group also has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Financial Group received a request from the New York State Department of Financial Services, Life Bureau, formerly the New York State Insurance Department, (the “NYSDFS”) to use data available on the U.S. Social Security Administration’s Death Master File or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. On October 31, 2011, AXA Financial Group filed its first stage request results with the NYSDFS. AXA Financial Group expects that the audits and related inquiries will result in payment of death benefits, reporting and escheatment of unclaimed death benefits, potential interest on such payments, and changes to AXA Financial Group’s relevant procedures.

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

AllianceBernstein Litigation

In connection with its market timing matters, the derivative claim, which was brought by AllianceBernstein Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers. In August 2011, the stipulation of settlement was approved by the court.

Although the outcome of litigation and regulatory matters generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, and believes that the ultimate resolution of the litigation and regulatory matters described therein involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations and regulatory matters described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2010 will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

11)	RESTRUCTURING

As part of AXA Financial Group’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the third quarter and first nine months of 2011, respectively, AXA Financial Group recorded a $2 million and a $28 million pre-tax charge related to severance costs.

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with its workforce reductions that commenced in 2008. As a result, AllianceBernstein recorded a non-cash pre-tax charge of $102 million in 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. AllianceBernstein recorded pre-tax real estate charges totaling $7 million for both the third quarter and first nine months of 2011. In the third quarter and first nine months of 2010, respectively, pre-tax real estate charges of $90 million and $102 million were recorded.

12)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Net earnings (loss)	$2,581	$(394)	$3,057	$1,702

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	224	610	436	1,174
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(29)	(45)	(71)	(76)

Total other comprehensive income (loss), net of income taxes	195	565	365	1,098

Comprehensive income (loss)	2,776	171	3,422	2,800
Less: Comprehensive (income) loss attributable to noncontrolling interest	(5)	(78)	(124)	(139)

Comprehensive Income (Loss) Attributable to AXA Financial, Inc.	$2,771	$93	$3,298	$2,661

13)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$10,273	$1,966	$14,686	$9,739
Investment Management	643	757	2,126	2,178
Consolidation/elimination	(4)	(8)	(14)	(20)

Total Revenues	$10,912	$2,715	$16,798	$11,897

Segment earnings (loss) from continuing operations, before income taxes:

Financial Advisory/Insurance	$3,703	$(639)	$4,127	$2,073
Investment Management(1)	58	30	268	223
Consolidation/elimination	2	—	3	3

Total Earnings (Loss) from Continuing Operations, before Income Taxes	$3,763	$(609)	$4,398	$2,299

(1)	Net of interest expense incurred on securities borrowed.

	September 30, 2011	December 31, 2010
	(In Millions)
Segment assets:
Financial Advisory/Insurance	$170,581	$171,595
Investment Management	12,953	12,363
Consolidation/elimination	(6)	(41)

Total Assets	$183,528	$183,917

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

BACKGROUND

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. Through its insurance company subsidiaries, it is among the oldest and largest life insurance organizations in the United States. It is also a leading asset manager, with total assets under management of approximately $502.10 billion at September 30, 2011, of which approximately $402.20 billion were managed by AllianceBernstein. AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

Our business and consolidated results of operations are materially affected by conditions in the capital markets and the economy, generally. Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes can have an adverse effect on our business, consolidated results of operations and financial condition. Recent unfavorable events, including among other things, sluggish economic data (such as persistent high unemployment, weak job creation and declining consumer confidence), concerns over European sovereign debt and the downgrade by Standard & Poors (“S&P”) of the United States’ debt from AAA to AA+ led to declines and increased volatility in the capital markets during third quarter 2011. These events also renewed fears of a double dip recession and may further disrupt economic activity and the recovery in the United States and elsewhere. In addition, recent actions by the United States Federal Reserve including, but not limited to, its decision to keep the federal funds rate exceptionally low through mid-2013 contributed to the decline of long-term interest rates during third quarter 2011. As a result of these events, the S&P 500 declined by approximately 14.3% during the third quarter 2011 and the ten year U.S. Treasury yield decreased by approximately 127 basis points from 3.18% at June 30, 2011 to 1.91% at September 30, 2011.

As a result of these events, many of the risks we face, including those arising from weak economic conditions, equity market declines and/or volatility, interest rate fluctuations and/or prolonged periods of low interest rates could affect (and, in some cases in third quarter 2011, did affect) our business, consolidated results of operations and financial condition. Some of the more significant effects include, but are not limited to, the following:

•

the increases in the consolidated net earnings of the AXA Financial Group and the Financial Advisory/Insurance segment were largely due to the substantial increases in third quarter 2011 in the fair values of derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) that are reported at fair value. Under U.S. GAAP, reserves for these VA Guarantee Features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly lower than that being reported. For additional information, see “Accounting for Variable Annuity Guarantee Features” below.

•

the amount of benefits potentially payable by the Insurance Group under VA Guarantee Features offered in certain products, particularly the Accumulator® series of variable annuity products, has increased substantially, while the U.S. GAAP reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. Additionally, the Insurance Group’s risk management program, which principally utilizes reinsurance and hedging, mitigated, but did not fully offset, the economic effect of these potential benefit increases.

•	the declines in Separate Accounts balances will reduce the fee income being earned on such accounts.

•

AllianceBernstein’s assets under management, consolidated results of operations, the value of the Insurance Group’s investment in AllianceBernstein, and the level of distributions paid by AllianceBernstein to AXA Financial Group have all declined.

As part of the Insurance Groups’ continuing efforts to mitigate the impacts of the volatile conditions in the capital markets, the Insurance Group has modified its product portfolio with the strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. Solid progress has been made in executing this strategy, as several new and innovative life insurance and annuity products have been introduced to the marketplace, which have been well received. In the first nine months of 2011, sales of these new and innovative products continue to account for a meaningful amount of our total product sales.

Moreover, despite the challenging economic environment, the Insurance Group’s overall life insurance and annuity sales have shown resilience. In the third quarter and first nine months of 2011, respectively, annuities first year premiums by the Insurance Group increased by $29 million, or 3% and $239 million, or 7%, from the comparable 2010 periods, primarily due to increased premiums and deposits of variable annuity products. The Insurance Group’s life insurance first year premiums and deposits in the third quarter and first nine months of 2011 increased by $23 million, or 21% and $55 million, or 17%, from the comparable 2010 periods, primarily due to increased sales of universal life insurance products, partially offset by decreases in first year term life insurance sales.

At AllianceBernstein, total assets under management (“AUM”) as of September 30, 2011 were $402.20 billion, down $75.80 billion, or 15.9%, compared to December 31, 2010, down $58.80 billion, or 12.8%, compared to June 30, 2011 and down $75.30 billion or 15.8%, compared to September 30, 2010. During the first nine months of 2011, AUM decreased as a result of net outflows of $49.20 billion (primarily in the Institutions channel), and by market depreciation of $28.00 billion partially offset by an increase of $1.20 billion related to an acquisition. During the quarter ended September 30, 2011 AUM decreased as a result of net outflows of $15.40 billion and by market depreciation of $43.60 billion. During the twelve month period ended September 30, 2011, AUM decreased as a result of net outflows of $78.30 billion and by market depreciation of $6.10 billion partially offset by an additional inflow of $9.10 billion (including $8.00 billion from the acquisition of an alternative investments group in October 2010).

For additional information on the risks we face, see “Item 1A – Risk Factors” in the 2010 Form 10-K.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by AXA Equitable. These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in third quarter 2011 when we recognized approximately $6.34 billion of income on free standing derivatives, while reserves for the VA Guarantee Features increased by only approximately $1.79 billion. Consequently, the additional impact of the recent market declines on future claims exposure negatively impacts expected future period results, which, under the U.S. GAAP GMDB and GMIB reserving methodology, is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.05 billion of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in third quarter 2011, particularly during periods in which equity markets and/or interest rates change significantly as in third quarter 2011.

As referred to in the preceding paragraphs, decreasing interest rates and significant declines in equity markets, specifically in the third quarter of 2011, contributed to earnings volatility. The table below reflects, for third quarter and the first nine months of 2011 and 2010 and the year ended December 31, 2010, the volatility on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2010
	2011	2010	2011	2010
	(In Millions)

Income (loss) on free-standing derivatives,(1) repos and reverse repos	$6,341	$(317)	$6,099	$2,576	$(415)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	1,156	308	1,089	894	243
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(1,794)	(1,051)	(2,008)	(1,765)	(922)

Total	$5,703	$(1,060)	$5,180	$1,705	$(1,094)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss).
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss).
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss).

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

A discussion of each of the critical accounting estimates may be found in AXA Financial’s 2010 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Application of Critical Accounting Estimates.” The following discussion updates the Goodwill critical accounting estimate through September 30, 2011.

Goodwill

The impairment analysis is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AllianceBernstein estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by Holding’s Unit price) and adjusted market valuations assuming a control premium and earnings multiples. Per the AllianceBernstein Partnership Agreement, the price of a limited partnership interest is equal to the price of a Holding Unit. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2011 was $13.65 (Holding’s Unit price) as compared to its carrying value, or book value, of $15.57 per unit. AllianceBernstein’s average fair value during the third quarter of 2011 was $16.44 per unit. Also under the market approach, AllianceBernstein assumed a control premium for the reporting unit, which was determined, based on an analysis of control premiums for relevant recent acquisitions, as well as applied comparable industry earnings multiples to AllianceBernstein’s current earnings forecast. Under these market valuation approaches, AllianceBernstein’s estimated fair value was above its carrying value. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In AllianceBernstein’s tests, AllianceBernstein’s discounted expected cash flow model uses its management’s current five-year business plan, which factors in current market conditions and all material events that have impacted, or that AllianceBernstein believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter.

AllianceBernstein’s management has considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and has determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2011. As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

In addition in third quarter 2011, the Insurance Group assessed the recoverability of its goodwill and management determined there was no impairment.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings (loss) narrative that follows discusses the results for third quarter and nine months ended September 30, 2011 compared to the comparable 2010 period’s results.

AXA Financial, Inc.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Universal life and investment-type product policy fee income	$850	$826	$2,659	$2,414
Premiums	362	375	1,133	1,148
Net investment income (loss):
Investment income (loss) from derivative instruments	6,570	(438)	6,255	2,366
Other investment income (loss)	981	885	2,629	2,485

Total net investment income (loss)	7,551	447	8,884	4,851

Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(180)	(25)	(276)
Portion of loss recognized in other comprehensive income	—	11	1	17

Net impairment losses recognized	—	(169)	(24)	(259)
Other investment gains (losses), net	14	2	9	29

Total investment gains (losses), net	14	(167)	(15)	(230)

Commissions, fees and other income	979	926	3,048	2,820
Increase (decrease) in fair value of reinsurance contracts	1,156	308	1,089	894

Total revenues	10,912	2,715	16,798	11,897

Policyholders’ benefits	2,705	1,855	4,439	4,256
Interest credited to policyholders’ account balances	249	277	798	789
Compensation and benefits	530	619	1,738	1,796
Commissions	305	232	833	691
Distribution related payments	77	72	230	210
Amortization of deferred sales commission	9	12	29	36
Interest expense	85	88	253	276
Amortization of deferred policy acquisition costs and value of business acquired	3,134	(41)	3,693	1,062
Capitalization of deferred policy acquisition costs	(289)	(226)	(775)	(681)
Rent expense	73	73	212	210
Amortization of other intangible assets	10	9	30	29
Other operating costs and expenses	261	354	920	924

Total benefits and other deductions	7,149	3,324	12,400	9,598

Earnings (loss) from continuing operations before income taxes	3,763	(609)	4,398	2,299
Income tax (expense) benefit	(1,182)	215	(1,341)	(597)

Net earnings (loss)	2,581	(394)	3,057	1,702
Less: net (earnings) loss attributable to the noncontrolling interest	(26)	(23)	(135)	(126)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$2,555	$(417)	$2,922	$1,576

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net earnings attributable to the AXA Financial Group in third quarter 2011 were $2.56 billion, an increase of $2.97 billion from the $417 million of net loss attributable to the AXA Financial Group during third quarter 2010 as higher investment income from derivative instruments, a higher increase in the fair value of reinsurance contracts, increases in policy fee income, lower impairment losses on fixed maturities, higher commissions, fees and other income and lower other operating costs and expenses were partially offset by higher DAC and VOBA amortization and higher policyholders’ benefits.

Net earnings attributable to the noncontrolling interest were $26 million in third quarter 2011 as compared to $23 million from third quarter 2010 as earnings from AllianceBernstein were higher quarter over quarter.

Net earnings inclusive of earnings attributable to the noncontrolling interest, were $2.58 billion in third quarter 2011, an increase of $2.98 billion from the $394 million of net loss reported for third quarter 2010 due to the respective increases of $2.95 billion and $21 million in the Financial Advisory/Insurance and Investment Management segments. There were no results from discontinued operations reported in the third quarters of 2011 and 2010.

Income tax expense in third quarter 2011 was $1.18 billion compared to an income tax benefit of $215 million in third quarter 2010. The change from quarter to quarter was primarily due to higher pre-tax earnings in third quarter 2011 compared to a pre-tax loss in third quarter 2010. The third quarter 2011 tax expense was reduced by a $102 million tax benefit related to the completion of the 2004 and 2005 IRS audits.

Earnings from continuing operations before income taxes were $3.76 billion for third quarter 2011, an increase of $4.37 billion from the $609 million in pre-tax loss reported for the year earlier quarter. The Financial Advisory/Insurance segment’s earnings from continuing operations totaled $3.70 billion in third quarter 2011, $4.34 billion higher than third quarter 2010’s loss of $639 million; the increase was primarily due to higher investment income from derivatives, a higher increase in the fair value of reinsurance contracts, lower impairment losses on fixed maturities, higher policy fee income, and higher commissions, fees and other income partially offset by higher DAC and VOBA amortization and higher policyholders’ benefits. The Investment Management segment’s earnings from continuing operations were $58 million in third quarter 2011, $28 million higher than the $30 million in third quarter 2010, principally due to an $83 million decrease in real estate charges ($7 million as compared to $90 million in the comparable prior quarter) and by lower compensation and benefits partially offset by lower net investment income (losses) all at AllianceBernstein.

Total consolidated revenues for AXA Financial Group were $10.91 billion in third quarter 2011, an increase of $8.20 billion from the $2.72 billion reported in the 2010 quarter. The Financial Advisory/Insurance segment posted an $8.31 billion increase in its revenues and the Investment Management segment had a decrease of $114 million. The increase of the Financial Advisory/Insurance segment’s revenues to $10.27 billion in the 2011 period as compared to $2.00 billion in third quarter 2010 was principally due to the $6.97 billion higher investment income from derivatives, a higher increase in the fair value of reinsurance contracts accounted for as derivatives of $1.16 billion as compared to $308 million in the 2010 quarter and the $183 million increase in investment gains (losses), net. The Investment Management segment’s $643 million in revenues for third quarter 2011 as compared to $757 million in the 2010 period was principally due to $104 million of higher net investment income losses and by the $33 million decrease in investment advisory and service fees at AllianceBernstein partially offset by a $22 million increase in Bernstein research revenues.

Consolidated total benefits and expenses were $7.15 billion in third quarter 2011, an increase of $3.83 billion from the $3.32 billion total for the comparable quarter in 2010. The Financial Advisory/Insurance segment’s total expenses were $6.57 billion, an increase of $3.97 billion from the third quarter 2010 total of $2.61 billion. The third quarter 2011 total expenses for the Investment Management segment were $585 million, $142 million lower than the $727 million in expenses in third quarter 2010. The Financial Advisory/Insurance segment’s increase was principally due to DAC and VOBA amortization of $3.13 billion in the 2011 quarter as compared to negative amortization of DAC and VOBA of $41 million in the comparable 2010 quarter, an $850 million increase in policyholders’ benefits and $73 million higher commission expenses partially offset by a $63 million increase in DAC capitalization and a $30 million decrease in compensation and benefits. The decrease in expenses for the Investment Management segment was related to an $83 million decrease in real estate charges and $59 million lower compensation and benefits at AllianceBernstein.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net earnings attributable to the AXA Financial Group in the first nine months of 2011 were $2.92 billion, an increase of $1.35 billion from the $1.58 billion of net earnings attributable to AXA Financial Group during the first nine months of 2010 as higher investment income from derivative instruments, increases in policy fee income, lower impairment losses on fixed maturities, higher commissions, fees and other income and an increase in fair value of reinsurance contracts, were partially offset by increases in DAC and VOBA amortization, higher commission expenses, and higher policyholders’ benefits.

Net earnings attributable to the noncontrolling interest were $135 million in the first nine months of 2011 as compared to $126 million from the comparable 2010 period. The increase was principally due to higher earnings from AllianceBernstein in the first nine months of 2011 from the comparable 2010 period.

Net earnings inclusive of earnings attributable to the noncontrolling interest, were $3.06 billion in the first nine months of 2011, an increase of $1.36 billion from the $1.70 billion of net earnings reported for the comparable 2010 period due to an increase of $1.47 billion in the Financial Advisory/Insurance segment offset by a $111 million decrease in the Investment Management segment. There were no results from discontinued operations reported in the first nine months of 2011 and 2010.

Income tax expense in the first nine months of 2011 was $1.34 billion compared to $597 million in the comparable 2010 period. The increase in income tax expense was primarily due to the increase in pre-tax earnings. The income tax expense in the first nine months of 2011 was reduced by a $102 million tax benefit related to the completion of the 2004 and 2005 IRS audits. The income tax expense in the first nine months of 2010 was impacted by a tax benefit of $148 million in first quarter 2010 related to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”). As a limited liability company, ACMC’s income is subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation. ACMC’s principal asset is its holdings of AllianceBernstein Units. There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.

Earnings from continuing operations before income taxes were $4.39 billion for the first nine months of 2011, an increase of $2.10 billion from the $2.30 billion in pre-tax earnings reported for the year earlier period. The Financial Advisory/Insurance segment’s earnings from continuing operations totaled $4.13 billion in the first nine months of 2011, $2.05 billion higher than the first nine months of 2010’s earnings of $2.07 billion; the increase was primarily due to higher investment income from derivatives, higher policy fee income, lower impairments on fixed maturities, higher commissions, fees and other income and an increase in the fair value of reinsurance contracts partially offset by higher amortization of DAC and VOBA, higher commission expenses, higher other operating expenses and higher policyholders’ benefits. The Investment Management segment’s earnings from continuing operations were $268 million in the first nine months of 2011, $45 million higher than the $223 million in the comparable 2010 period, principally due to lower real estate charges, lower compensation and benefits, and higher Bernstein research services and distribution revenues partially offset by lower net investment income (loss) in the first nine months of 2011 as compared to the 2010 period.

Total consolidated revenues for AXA Financial Group were $16.80 billion in the first nine months of 2011, an increase of $4.90 billion from the $11.90 billion reported in the comparable 2010 period. The Financial Advisory/Insurance segment reported a $4.95 billion increase in its revenues while the Investment Management segment had a decrease of $52 million. The increase of Financial Advisory/Insurance segment revenues to $14.69 billion in the 2011 period as compared to $9.74 billion in the first nine months of 2010 was principally due to the $6.23 billion investment income from derivatives as compared to $2.38 billion in the prior period, the $245 million higher policy fee income, the $218 million increase in commissions, fees and other income and an increase in the fair value of reinsurance contracts accounted for as derivatives of $1.09 billion as compared to a $894 million increase in the first nine months of 2010. The Investment Management segment’s $2.13 billion in revenues for the first nine months of 2011 as compared to $2.18 billion in the comparable 2010 period primarily was due to $55 million higher net investment losses.

Consolidated total benefits and expenses were $12.40 billion in the first nine months of 2011, an increase of $2.80 billion from the $9.60 billion total for the comparable period in 2010. The Financial Advisory/Insurance segment’s total benefits and expenses were $10.56 billion, an increase of $2.89 billion from the first nine months of 2010 total of $7.67 billion. The first nine months of 2011’s total expenses for the Investment Management segment were $1.89 billion, $97 million lower than the $1.96 billion in expenses in the comparable 2010 period. The Financial Advisory/Insurance segment’s increase was principally due to DAC and VOBA amortization of $3.69 billion in the first nine months of 2011 as compared to amortization of DAC and VOBA of $1.06 billion in the comparable 2010 period, a $183 million increase in policyholders’ benefits, a $142 million increase in commissions and a $58 million increase in other operating costs and expenses (including a $28 million charge for severance costs) partially offset by a $94 million increase in DAC capitalization and a $34 million reduction in compensation and benefits. The decrease in expenses for the Investment Management segment was related to a decrease of $95 million in real estate charges and $23 million lower compensation and benefits at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Financial Advisory/Insurance Segment

Financial Advisory/Insurance Segment

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Universal life and investment-type product policy fee income	$850	$826	$2,659	$2,414
Premiums	362	375	1,133	1,148
Net investment income (loss):
Investment income (loss) from derivative instruments	6,543	(430)	6,231	2,376
Other investment income (loss)	1,056	824	2,678	2,449

Total net investment income (loss)	7,599	394	8,909	4,825

Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(180)	(25)	(276)
Portion of losses recognized in other comprehensive income	—	11	1	17

Net impairment losses recognized	—	(169)	(24)	(259)
Other investment gains (losses), net	13	(1)	11	26

Total investment gains (losses), net	13	(170)	(13)	(233)

Commissions, fees and other income	293	233	909	691
Increase (decrease) in fair value of reinsurance contracts	1,156	308	1,089	894

Total revenues	10,273	1,966	14,686	9,739

Policyholders’ benefits	2,705	1,855	4,439	4,256
Interest credited to policyholders’ account balances	249	277	798	789
Compensation and benefits	225	255	725	759
Commission costs	305	232	833	691
Interest expense	84	85	250	251
Amortization of DAC and VOBA	3,134	(41)	3,693	1,062
Capitalization of DAC	(289)	(226)	(775)	(681)
Rent expense	25	26	71	72
Amortization of other intangible assets, net	—	—	2	2
All other operating costs and expenses	132	142	523	465

Total benefits and other deductions	6,570	2,605	10,559	7,666

Earnings (Loss) from Continuing Operations, before Income Taxes	$3,703	$(639)	$4,127	$2,073

Three Months ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Revenues

In third quarter 2011, the Financial Advisory/Insurance segment’s revenues increased $8.31 billion to $10.27 billion from $1.97 billion in the 2010 quarter. The revenue increase for this segment was principally due to $6.54 billion of investment income from derivative instruments in the 2011 quarter as compared to losses in the prior year’s quarter of $430 million, a $1.16 billion increase in the fair value of the reinsurance contracts as compared to the 2010 quarter of $308 million, and the absence of impairment losses in the 2011 quarter as compared to $169 million of impairment losses in the year earlier quarter.

Policy fee income totaled $850 million in third quarter 2011, $24 million higher than for third quarter 2010. This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into the first half of 2011.

Net investment income totaled $7.60 billion in third quarter 2011, an increase of $7.21 billion from the $394 million in the 2010 quarter primarily due to the $6.97 billion increase in income on derivative instruments ($6.54 billion in the 2011 quarter as compared to losses of $430 million in the year earlier period). Other investment income increased $232 million to $1.06 billion as the $254 million increase on trading securities ($353 million of income in the 2011 quarter versus the $99 million in the 2010 quarter) and the $34 million increase from equity limited partnerships was partially offset by the $21 million lower income on fixed maturities and $11 million investment income losses on reverse repos.

Investment gains (losses), net totaled $13 million of net gains in third quarter 2011 as compared to $170 million of net losses in the prior year’s quarter. The Financial Advisory/Insurance net gains in third quarter 2011 was primarily due to gains from sales of fixed maturities totaling $14 million as compared to $6 million in third quarter 2010. There were no writedowns of fixed maturities in third quarter 2011 as compared to $169 million of writedowns in third quarter 2010. In addition, there were $15 million of additions to valuation allowances on mortgage loans in third quarter 2011 as compared to $1 million in the 2010 period. Other investment gains from mortgage loans totaled $12 million in 2011.

Commissions, fees and other income increased $60 million in third quarter 2011 to $293 million from $233 million in third quarter 2010. The Financial Advisory/Insurance segment’s third quarter 2011 increase was principally due to a $6 million increase in the fair value of foreign exchange contracts in the 2011 quarter as compared to a $39 million decrease in third quarter 2010 and a $9 million increase to $204 million of gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base primarily due to market appreciation in the first half of 2011.

In third quarter 2011, there was a $1.16 billion increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $308 million increase in third quarter 2010; both quarters’ changes reflected existing capital market conditions.

Benefits and Other Deductions

Total benefits and other deductions increased $3.97 billion in third quarter 2011 to $6.57 billion principally due to the Financial Advisory/Insurance segment’s $3.18 billion higher DAC and VOBA amortization, ($3.13 billion in third quarter 2011 as compared to $41 million of DAC and VOBA negative amortization in the 2010 quarter) and $840 million higher policyholders’ benefits.

In third quarter 2011, policyholders’ benefits totaled $2.71 billion, an increase of $850 million from the $1.86 billion reported for third quarter 2010. The increase was principally due to a $564 million higher increase in GMDB/GMIB reserves ($1.64 billion in third quarter 2011 as compared to $1.07 billion in third quarter 2010), a $178 million higher increase in the GWBL reserves (a $157 million increase in the 2011 quarter as compared to the $21 million decrease in the year earlier period), an $80 million charge for unreported death claims and a $16 million increase in no lapse guarantee reserves ($27 million in third quarter 2011 as compared to $11 million in the 2010 quarter). In the third quarter 2011, updated assumptions related to long-term lapse rates and in third quarter 2010, updated assumptions related to long-term lapse rates, long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates resulted in an increase in the GMDB/GMIB reserves of $187 million and $945 million, respectively.

Interest credited to policyholders’ account balances decreased $28 million in third quarter 2011 to $249 million from $277 million in third quarter 2010 primarily due to lower crediting rates.

Total compensation and benefits decreased $30 million to $225 million in third quarter 2011 from $255 million in third quarter 2010. The decrease for the Financial Advisory/Insurance segment was primarily due to a decrease in share-based and other compensation programs and a decrease in salary expenses.

For third quarter 2011, commissions in the Financial Advisory/Insurance segment totaled $305 million, an increase of $73 million from $232 million in third quarter 2010 principally due to higher asset based compensation reflecting higher asset values, higher mutual fund commissions and increased variable annuity and universal life product sales.

DAC and VOBA amortization was $3.13 billion in third quarter 2011, a change of $3.18 billion from $41 million of negative amortization in third quarter 2010. In third quarter 2011 and 2010, respectively, updated lapse assumptions related to the Accumulator® product decreased DAC amortization by $219 million and $195 million. Additionally in third quarter 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.05 billion of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits. In third quarter 2010, significant hedging losses were incurred that were not fully offset by changes in GMDB and GMIB reserves, resulting in negative DAC amortization. In addition, for products other than Accumulator®, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates decreased amortization by $160 million and $10 million in the third quarter 2011 and 2010, respectively.

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

For universal life products and investment-type products, other than Accumulator® products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of September 30, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.74% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.74% net of product weighted average Separate Account fees) and 0% (-2.26% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At September 30, 2011, current projections of future average gross market returns assume a 3.8% annualized return for the next quarter, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in four quarters. To demonstrate the sensitivity of variable annuity DAC amortization, a 1.0% increase in the assumption for future Separate Account rate of return would result in an approximately $282 million net decrease in DAC amortization and a 1.0% decrease in the assumption for future Separate Account rate of return would result in an approximately $251 million net increase in DAC amortization. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization totaled $289 million in third quarter 2011, an increase of $63 million from the $226 million reported in third quarter 2010. The increase was primarily due to a $60 million increase in first-year commissions and a $3 million increase in deferrable operating expenses.

Other operating costs and expenses for the Financial Advisory/Insurance segment totaled $132 million in third quarter 2011, a decrease of $10 million from the $142 million reported in third quarter 2010. Decreases in travel expenses, printing and stationary expenses and taxes, licenses and fees totaling $15 million were partially offset by increases in consulting fees, advertising expenses, amortization of software costs and sub-advisor fees totaling $10 million.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Revenues

In the first nine months of 2011, the Financial Advisory/Insurance segment’s revenues increased $4.98 billion to $14.69 billion from $9.74 billion in the 2010 period. The revenue increase for this segment was principally due to higher investment income from derivative instruments in the first nine months of 2011, as compared to the first nine months of 2010, higher policy fee income of $245 million, the $218 million higher commissions, fees and other income, $24 million of impairment losses in the first nine months of 2011 as compared to $259 million in impairment losses in the year earlier period and an increase in the fair value of the reinsurance contracts in the first nine months of 2011 as compared to the 2010 period.

Policy fee income totaled $2.66 billion in the first nine months of 2011, $245 million higher than for the 2010 period. This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into the first half of 2011 and a decrease in the initial fee liability resulting from the projection of lower future costs of insurance charges (more than offset in DAC amortization).

Net investment income totaled $8.91 billion in the first nine months of 2011, an increase of $4.08 billion from the $4.83 billion in the 2010 period primarily due to higher income on derivative instruments of $6.23 billion in the first nine months of 2011 as compared to income of $2.38 billion in the year earlier period. Other investment income increased $229 million to $2.68 billion as the $194 million increase in income on trading securities ($433 million in income in the first nine months of 2011 versus $239 million in the 2010 period) and the $128 million increase from equity limited partnerships were offset by $51 million lower income on fixed maturities.

Investment losses, net totaled $15 million in the first nine months of 2011 as compared to net losses of $230 million in the prior year’s comparable period. The Financial Advisory/Insurance segment’s net losses in the first nine months of 2011 was due to the $24 million of writedowns on fixed maturities in the first nine months of 2011 as compared to $259 million in the comparable 2010 period (all of which related to CMBS securities) partially offset by $22 million of gains from the sale of General Account fixed maturities, down $14 million from the year earlier period. In addition, there were $25 million in additions to valuation allowances on mortgage loans in the first nine months of 2011 as compared to $14 million in the 2010 period.

Commissions, fees and other income increased $218 million in the first nine months of 2011 to $909 million from $691 million in the comparable 2010 period. The Financial Advisory/Insurance segment’s increase in the first nine months of 2011 were principally due to a $143 million higher increase in the fair value of foreign exchange contracts (from a $141 million decrease in the first nine months of 2010 to an increase of $2 million in the comparable 2011 period), a $52 million increase to $630 million of gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base primarily due to market appreciation, and a $23 million increase primarily in third party fee income at AXA Advisors and AXA Network.

In the first nine months of 2011, there was a $1.09 billion increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $894 million increase in their fair value in the first nine months of 2010; both periods’ changes reflected existing capital market conditions.

Benefits and Other Deductions

Total benefits and other deductions increased $2.89 billion in the first nine months of 2011 to $10.56 billion principally due to the Financial Advisory/Insurance segment’s $2.63 billion higher DAC and VOBA amortization ($3.69 billion in the first nine months of 2011 as compared to $1.06 billion in the comparable 2010 period), a $183 million increase in policyholders’ benefits, a $142 million increase in commission expenses and a $58 million increase in other operating costs and expenses partially offset by a $94 million increase in DAC capitalization.

In the first nine months of 2011, policyholders’ benefits totaled $4.44 billion, an increase of $183 million from the $4.26 billion reported for the comparable 2010 period. The increase was principally due to a $174 million higher increase in GMDB/GMIB reserves ($1.85 billion in the first nine months of 2011 as compared to $1.68 billion in the first nine months of 2010), an $80 million charge for unreported death claims, a $69 million increase in the GWBL reserves (a $155 million increase in the first nine months of 2011 as compared to the $86 million increase in the year earlier period) partially offset by a $105 million decrease to $1.99 billion in benefits paid in the 2011 period and a $43 million decrease in no lapse guarantee reserves ($40 million in the first nine months of 2011 as compared to $83 million in the first nine months of 2010). Policyholders’ dividends increased $8 million to $402 million in the first nine months of 2011. In the first nine months of 2011 updated assumptions related to long-term lapse rates and in 2010, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates resulted in an increase in the GMDB/GMIB reserves of $187 million and $945 million, respectively.

Total compensation and benefits decreased $34 million to $725 million in the first nine months of 2011 from $759 million in the comparable 2010 period. The decrease for the Financial Advisory/Insurance segment was primarily due to the $22 million decrease in share-based and other compensation programs and a $15 million decrease in salary expenses (including $8 million in agent compensation) partially offset by higher incentive compensation.

For the first nine months of 2011, commissions in the Financial Advisory/Insurance segment totaled $833 million, an increase of $142 million from $691 million in the first nine months of 2010 principally due to higher asset based compensation reflecting higher asset values, higher mutual fund commissions and increased variable annuity and universal life product sales.

DAC and VOBA amortization was $3.69 billion in the first nine months of 2011, an increase of $2.63 billion from $1.06 billion of amortization in the comparable 2010 period. In 2011 and 2010, respectively, updated lapse assumptions related to the Accumulator® product decreased DAC amortization by $219 million and $195 million. Additionally in 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.05 billion of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits. In 2011, DAC amortization was reduced due to a favorable change in expected mortality margins and higher future margins in later policy years, partially offset by lower projected cost of insurance charges in variable and interest sensitive life products (partially offset in the initial fee liability). In addition, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates for products other than Accumulator® decreased amortization by $146 million and $93 million in 2011 and 2010, respectively.

DAC capitalization totaled $775 million in the first nine months of 2011, an increase of $94 million from the $681 million reported in the comparable 2010 period. The increase was primarily due to a $103 million increase in first-year commissions, partially offset by a $9 million decrease in deferrable operating expenses.

Other operating costs and expenses for the Financial Advisory/Insurance segment increased $58 million to $523 million in the first nine months of 2011 as compared to $465 million in the year earlier period principally due to $28 million in severance costs recorded in the first nine months of 2011, $35 million in expenses related to fees paid to an affiliate in 2011 and $11 million higher sub-advisory fees partially offset by a $16 million decrease in advertising, telephone, postage, printing and stationary expenses.

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

Premiums, Deposits and Mutual Fund Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)
Retail:
Annuities
First year	$870	$792	$2,491	$2,259
Renewal	473	491	1,677	1,689

	1,343	1,283	4,168	3,948
Life(1)
First year	66	69	215	206
Renewal	566	689	1,695	1,838

	632	758	1,910	2,044
Other(2)
First year	3	3	9	9
Renewal	12	65	132	193

	15	68	141	202

Total retail	1,990	2,109	6,219	6,194

Wholesale:
Annuities
First year	319	368	1,089	1,082
Renewal	90	98	301	345

	409	466	1,390	1,427
Life(1)
First year	68	42	155	109
Renewal	188	171	563	498

	256	213	718	607

Other	1	—	1	1

Total wholesale	666	679	2,109	2,035

Total Premiums and Deposits	$2,656	$2,788	$8,328	$8,229

Total Mutual Fund Sales(3)	$1,004	$936	$3,348	$3,340

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.
(3)	Includes through AXA Advisors’ advisory accounts.

Total premiums and deposits for insurance and annuity products for the third quarter of 2011 were $2.66 billion, a decrease of $132 million from the $2.79 billion in the comparable 2010 quarter while total first year premiums and deposits increased $52 million to $1.33 billion in the third quarter of 2011 from $1.27 billion in the comparable 2010 quarter. The annuity lines’ first year premiums and deposits increased $29 million to $1.19 billion due to the $40 million increase in sales of variable annuities ($80 million in the retail channel partially offset by a $40 million decrease in the wholesale) partially offset by lower sales of fixed annuities of $11 million. First year premiums and deposits for the life insurance products increased $23 million, primarily due to the $28 million increase in sales of universal life insurance products in the wholesale channel.

Total premiums and deposits for insurance and annuity products for the first nine months of 2011 were $8.33 billion, an increase of $99 million from the $8.23 billion in the comparable 2010 period while total first year premiums and deposits increased $294 million to $3.96 billion in the first nine months of 2011 from $3.66 billion in the comparable 2010 period. The annuity lines’ first year premiums and deposits increased $239 million to $3.58 billion due to the $282 million increase in sales of variable annuities ($237 million in the retail channel and $45 million in the wholesale channel) partially offset by lower sales of fixed annuities of $43 million. First year premiums and deposits for the life insurance products increased $55 million, primarily due to the $54 million and $15 million respective increases in sales of universal life insurance products in the wholesale and retail channels partially offset by the $12 million and $5 million respective decreases in first year term life insurance sales in the wholesale and retail channels.

Surrenders and Withdrawals

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended September 30,		Nine Months Ended September 30,		Rate(1) Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in Millions)

Annuities	$1,509	$1,416	$4,855	$4,325	6.5%	6.4%
Variable and interest-sensitive life	198	337	664	774	4.1%	5.1%
Traditional life	127	137	403	436	3.7%	3.9%

Total	$1,834	$1,890	$5,922	$5,535

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during 2011 and 2010, respectively.

Surrenders and withdrawals decreased $56 million, from $1.89 billion in the third quarter of 2010 to $1.83 billion for the third quarter of 2011. There were decreases of $139 million and $10 million in variable and interest-sensitive life and traditional life surrenders and withdrawals, respectively, with an increase of $93 million reported for the individual annuities line.

Surrenders and withdrawals increased $387 million, from $5.54 billion in the first nine months of 2010 to $5.92 billion for the first nine months of 2011. There was an increase of $530 million in individual annuities surrenders and withdrawals with decreases of $110 million and $33 million reported for variable and interest-sensitive life and traditional life insurance lines. The annualized annuities surrender rate increased to 6.5% in the first nine months of 2011 from 6.4% in the comparable 2010 period but continue to be lower than the expected long-term surrender rates. In 2011 and 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income.

Investment Management Segment

Investment Management - Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Investment advisory and services fees(1)	$470	$503	$1,493	$1,528
Bernstein research services	118	96	345	324
Distribution revenues	88	85	269	249
Other revenues(1)	28	28	84	82

Commissions, fees and other income	704	712	2,191	2,183

Investment income (loss)	(62)	43	(61)	(5)
Less: interest expense to finance trading activities	—	(1)	(2)	(3)

Net investment income (loss)	(62)	42	(63)	(8)

Investment gains (losses), net	1	3	(2)	3

Total revenues	643	757	2,126	2,178

Expenses:
Compensation and benefits	305	364	1,014	1,037
Distribution related payments	77	72	230	210
Amortization of deferred sales commissions	9	12	29	36
Real estate charge	7	90	7	102
Interest expense	1	3	3	25
Rent expense	48	47	141	138
Amortization of other intangible assets, net	10	9	28	27
Other operating costs and expenses	128	130	406	380

Total expenses	585	727	1,858	1,955

Earnings (Loss) from Operations before Income Taxes	$58	$30	$268	$223

(1)	Included fees earned by AllianceBernstein totaling $17 million, $16 million, $54 million and $53 million for services provided to the Insurance Group.

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for third quarter 2011 were $58 million, an increase of $28 million from $30 million in the prior year’s comparable period.

Revenues totaled $643 million in the 2011 quarter, a decrease of $114 million from $757 million in the 2010 quarter, primarily due to higher net investment income losses and lower investment advisory and service fees partially offset by higher Bernstein research revenues.

Investment advisory and services fees include base fees and performance fees. In third quarter 2011, investment advisory and services fees totaled $470 million, a decrease of $33 million from the $503 million in the 2010 quarter. The 2011 decrease in investment advisory and services fees was primarily due to the $28 million decrease in base fees from $498 million in third quarter 2010 to $470 million in the 2011 quarter and the $5 million decrease in performance fees.

In third quarter 2011, the Bernstein research revenues were $118 million, a $22 million increase over the $96 million in the 2010 period. This increase was driven by higher market volumes.

The distribution revenues increased $3 million to $88 million in third quarter 2011 as compared to $85 million in third quarter 2010. This increase was due to the increase in Retail average AUM.

Net investment income (loss) consisted principally of dividend and interest income and realized and unrealized gains (losses) on trading and other investments, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $104 million increase in net investment losses to $62 million in third quarter 2011 as compared to $42 million of net investment income in the 2010 quarter was primarily due to $74 million higher investment loss from deferred compensation related investments ($38 million of net investment losses in third quarter 2011 as compared to $36 million of net investment income in the comparable 2010 period) and $23 million related to higher mark-to-market losses on investments held by AllianceBernstein’s private equity fund.

Expenses

The Investment Management segment’s total expenses were $585 million in third quarter 2011, a decrease of $142 million as compared to $727 million in the 2010 quarter principally due to lower real estate charges and lower compensation and benefits.

The Investment Management segment’s employee compensation and benefits expense in the 2011 period totaled $305 million, a $59 million decrease as compared to $364 million in the 2010 quarter. Incentive compensation decreased $74 million in third quarter 2011 due to lower cash incentive compensation and lower deferred compensation vesting expense. Base compensation, fringe benefits and other employment costs for third quarter 2011 increased $11 million due to higher salaries. Commission expense increased $3 million in the 2011 quarter reflecting higher private client sales volume.

The distribution related payment increase of $5 million to $77 million in third quarter 2011 from $72 million in the third quarter of 2010 was in line with the increase in distribution revenues.

Other operating costs and expenses were $128 million in third quarter 2011 as compared to $130 million in third quarter 2010 as decreases in general and administrative expenses more than offset increases in portfolio services expenses and travel and entertainment expenses.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first nine months of 2011 were $268 million, an increase of $45 million from $223 million in the prior year’s comparable period.

Revenues totaled $2.13 billion in the first nine months of 2011, a decrease of $52 million from $2.18 billion in the comparable 2010 period, primarily due to higher net investment losses and lower investment advisory and service fees partially offset by higher Bernstein research and distribution revenues.

Investment advisory and services fees include base fees and performance fees. In the first nine months of 2011, investment advisory and services fees totaled $1.49 billion, a decrease of $35 million from the $1.53 billion in the comparable 2010 period. The 2011 decrease in investment advisory and services fees were primarily due to the $33 million decrease in base fees and the $2 million decrease in performance fees.

In the first nine months of 2011, the Bernstein research revenues were $345 million, a $21 million increase from the $324 million in the 2010 period. This increase was driven by higher market volumes.

The distribution revenues increased $20 million to $269 million in the first nine months of 2011 as compared to $249 million in the comparable 2010 period. This increase was due to the increase in Retail average AUM, but also reflected a higher increase in the Retail AUM on which distribution fees are received compared to sub-advisory AUM on which no such fees are earned.

Net investment income (loss) consisted principally of dividend and interest income and realized and unrealized gains (losses) on trading and other investments, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $55 million increase in net investment loss to $63 million in the first nine months of 2011 as compared to $8 million of net investment loss in 2010 was primarily due to $40 million of investment income loss from deferred compensation related investments in the first nine months of 2011 as compared to $10 million of investment income in the comparable prior period and $9 million higher investment loss from mark-to-market losses on investments held by AllianceBernstein’s consolidated private equity fund ($36 million in the first nine months of 2011 versus $27 million in the year earlier period).

The decrease in the first nine months of 2011 of $5 million in investment gains (losses), net $2 million in investment losses in the first nine months of 2011 as compared to $3 million in investment gains, net in the comparable 2010 period, principally resulted from losses in the first nine months of 2011 on sales of seed money investments classified as AFS.

Expenses

The Investment Management segment’s total expenses were $1.86 billion in the first nine months of 2011, a decrease of $97 million as compared to $1.96 billion in the comparable 2010 period principally due to lower real estate charges, lower compensation and benefits and lower interest expense partially offset by higher distribution payments.

The segment’s employee compensation and benefits expense in the first nine months of 2011 totaled $1.01 billion, a $23 million decrease as compared to $1.04 billion in the comparable 2010 period. Incentive compensation decreased $67 million in the first nine months of 2011 due to lower deferred compensation vesting expense and lower cash incentive compensation. Base compensation, fringe benefits and other employment costs for the first nine months of 2011 increased $31 million due to higher salaries partially offset by lower severance costs. Commission expense increased $10 million in the first nine months of 2011 reflecting higher private client sales volume.

The distribution related payment increase of $20 million to $230 million in the first nine months of 2011 from $210 million in the first nine months of 2010 was in line with the increase in distribution revenues.

The first nine months of 2011 and 2010, respectively, included a $7 million and $102 million real estate charge.

Interest expense decreased $22 million to $3 million in the first nine months of 2011 primarily due to the repayment of senior notes in 2010.

The increase of $26 million to $406 million in other operating costs and expenses was primarily due to $9 million higher travel and entertainment expenses, $9 million higher portfolio services expenses and $7 million higher transfer fees.

Fees and Assets under Management

Breakdowns of fees and assets under management follow:

Fees and Assets Under Management

	Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

FEES
Third party	$453	$485	$1,441	$1,475
General Account and other	10	10	32	29
Insurance Group Separate Accounts	7	8	20	24

Total Fees	$470	$503	$1,493	$1,528

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$342,804	$423,705
General Account and other			38,048	38,038
Insurance Group Separate Accounts			21,348	15,757

Total AllianceBernstein			402,200	477,500

Insurance Group
General Account and other(2)			37,076	30,477
Insurance Group Separate Accounts			62,834	72,604

Total Insurance Group			99,910	103,081

Total by Account:
Third party(1)			342,804	423,705
General Account and other(2)			75,124	68,515
Insurance Group Separate Accounts			84,182	88,361

Total Assets Under Management			$502,110	$580,581

(1)

Includes $29.20 billion and $58.50 billion of assets managed on behalf of AXA affiliates at September 30, 2011 and 2010, respectively. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of AXA Financial not managed by the AllianceBernstein, principally policy loans, totaling approximately $31.27 billion and $25.11 billion at September 30, 2011 and 2010, respectively, and mortgages and equity real estate totaling $5.81 billion and $5.37 billion at September 30, 2011 and 2010, respectively.

Fees for assets under management decreased $35 million during the first nine months of 2011 from the comparable 2010 period due to a decrease in performance fees. Total assets under management decreased $78.47 billion, primarily due to lower third party assets under management at AllianceBernstein and lower Insurance Group Separate Accounts AUM. AllianceBernstein’s decrease in AUM at September 30, 2011 resulted from market depreciation and by net outflows. General Account and other assets under management increased $6.61 billion from the first nine months of 2010. The $4.18 billion decrease in Insurance Group Separate Account assets under management at the end of the first nine months of 2011 as compared to the 2010 period resulted from decreases in EQAT’s and other Separate Accounts’ AUM due to market depreciation.

AllianceBernstein’s assets under management at September 30, 2011 totaled $402.20 billion as compared to $477.50 billion at September 30, 2010 as net outflows of $78.30 billion and market depreciation of $6.10 billion were partially offset by $9.10 billion related to acquisitions. The gross inflows were $14.70 billion, $30.60 billion and $7.50 billion in institutional investment, retail and private client channels, respectively, as compared to corresponding outflows of $74.00 billion, $43.70 billion and $13.60 billion, respectively. Non-US clients accounted for 35.3% of the September 30, 2011 total.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other. Since third quarter 2010, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows. There was a $64.50 billion decrease in Value Equity to $87.00 billion at September 30, 2011 as the $6.80 billion of market depreciation and $64.20 billion of long-term outflows were partially offset by the $6.50 billion of new investments. Growth Equity assets under management totaled $44.80 billion, $32.40 billion lower than its September 30, 2010 balance due to $36.70 billion in outflows and $1.70 billion in market appreciation that were partially offset by $4.80 billion of new investments. Assets under management in Fixed Income products increased $4.10 billion to $213.50 billion between September 30, 2010 and September 30, 2011 as $31.60 billion in new investments and $2.90 billion in market appreciation were partially offset by $30.40 billion in outflows. The $17.30 billion increase in Other assets under management to $56.70 billion resulted from $9.90 billion in new investments and $7.90 billion in acquisition AUM partially offset by $0.50 billion in market depreciation. AllianceBernstein management believes the net outflows in the Equity and Other services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers. Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management totaled $437.90 billion for the quarter ended September 30, 2011 as compared to $463.80 billion for the prior year’s comparable period. The respective increase for the Retail channel of $900 million was offset by the $26.80 billion decline in the Institutional channel while the respective average AUM increases for the Fixed Income and Other categories of $12.80 billion and $21.60 billion were offset by decreases of $39.20 billion and $21.10 billion, respectively, in the Value Equity and Growth Equity services.

AllianceBernstein’s U.S and global large cap equity services underperformed their benchmarks for the three- and nine-month periods ended September 30, 2011. AllianceBernstein’s fixed income services generally underperformed their benchmarks for the three- and nine-month periods ended September 30, 2011. It is likely that AllianceBernstein’s underperformance during the first nine months of 2011 will place continued pressure on its flows during the remainder of 2011, particularly in the Institutional channel.

GENERAL ACCOUNTS INVESTMENT PORTFOLIO

The Insurance Group’s consolidated investment portfolio is composed of the General Account investment portfolios of the Financial Advisory/Insurance segment and investment assets of AXA Financial (the “Holding Company”) and its distribution and non-operating subsidiaries (together, the “Holding Company Group”). The General Account Investment Assets (“GAIA”) portfolio consists of a well diversified portfolio of public and private fixed maturities, commercial and agricultural mortgages and other loans, equity securities and other invested assets.

The General Accounts’ portfolios and investment results support the insurance and annuity liabilities of the segment’s business operations. The following table reconciles the consolidated balance sheet asset amounts to GAIA.

General Account Investment Assets

September 30, 2011

	Balance Sheet Total	Other(1)	Holding Company Group(2) (4)	GAIA(5)
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value(3)	$44,383	$718	$1	$43,664
Mortgage loans on real estate	5,316	(380)	—	5,696
Equity real estate	490	(1)	395	96
Policy Loans	4,885	(138)	—	5,023
Other equity investments	2,594	961	—	1,633
Trading securities	2,615	(155)	—	2,770
Other invested assets	4,003	4,002	—	1

Total investments	64,286	5,007	396	58,883
Cash and cash equivalents	9,953	2,853	671	6,429
Debt & other	(1,315)	1,084	(837)	(1,562)

Total	$72,924	$8,944	$230	$63,750

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

(2)	The “Holding Company Group” category includes that group’s assets, which are not managed as part of GAIA. The “Holding Company Group” category is deducted in arriving at GAIA.
(3)	Includes Insurance Group loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(4)	At September 30, 2011, the principal investment of the Holding Company Group is a real estate property purchased from AXA Equitable in June 2009, with a carrying value of $395 million.
(5)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

Investment Results By Asset Category

	Three Months Ended September 30,
	2011		2010
	Yield(1)	Amount	Yield(1)	Amount

Fixed Maturities:
Investment grade
Income	4.94%	$487	5.11%	$493
Ending assets(2)		40,776		40,287
Below investment grade
Income	6.92%	49	7.01%	54
Ending assets(2)		2,888		3,084
Mortgages:
Income	6.52%	89	6.73%	86
Ending assets(3)		5,696		5,241
Equity Real Estate:
Income(4)	21.51%	5	18.40%	5
Ending assets(4)		96		115
Other Equity Investments:
Income	14.27%	54	5.24%	18
Ending assets(5)		1,633		1,438
Policy Loans:
Income	6.33%	77	6.45%	80
Ending assets(6)		5,023		5,103
Cash and Short-term Investments:
Income	0.21%	2	0.37%	4
Ending assets(7)		6,429		3,832
Trading Securities:
Income	70.44%	353	18.07%	99
Ending assets(8)		2,770		2,800
Other Invested Assets:
Income		(38)		14
Ending assets(9)		1		28

Total Invested Assets:

Income	7.84%	1,078	6.49%	853
Ending Assets		65,312		61,928

Debt and Other:
Interest expense and other	7.09%	(27)	7.09%	(27)
Ending liabilities(10)		(1,562)		(1,562)

Total:

Income	7.12%	1,051	5.67%	826
Investment fees	(0.13)%	(19)	(0.09)%	(14)

Income	6.99%	$1,032	5.58%	$812

Ending Net Assets		$63,750		$60,366

	Nine Months Ended September 30,				Year Ended December 31, 2010
	2011		2010
	Yield(1)	Amount	Yield(1)	Amount

Fixed Maturities:
Investment grade
Income	5.01%	$1,460	5.22%	$1,491	$39,224
Ending assets(2)		40,776		40,287
Below investment grade
Income	7.00%	147	6.80%	162
Ending assets(2)		2,888		3,084	2,955
Mortgages:
Income	6.66%	263	6.90%	265
Ending assets(3)		5,696		5,241	5,209
Equity Real Estate:
Income(4)	19.77%	16	22.19%	16
Ending assets(4)		96		115	141
Other Equity Investments:
Income	20.67%	219	8.88%	90
Ending assets(5)		1,633		1,438	1,484
Policy Loans:
Income	6.29%	231	6.42%	239
Ending assets(6)		5,023		5,103	5,082
Cash and Short-term Investments:
Income	0.22%	5	0.24%	6
Ending assets(7)		6,429		3,832	3,345
Trading Securities:
Income	25.34%	433	19.48%	239
Ending assets(8)		2,770		2,800	2,502
Other Invested Assets:
Income		(37)		19
Ending assets(9)		1		28	8

Total Invested Assets:

Income	6.14%	2,737	6.50%	2,527
Ending Assets		65,312		61,928	59,950

Debt and Other:
Interest expense and other	6.89%	(80)	7.09%	(80)
Ending liabilities(10)		(1,562)		(1,562)	(1,836)

Total:

Income	6.19%	2,657	5.79%	2,447
Investment fees	(0.12)%	(52)	(0.11)%	(45)

Income	6.07%	$2,605	5.68%	$2,402

Ending Net Assets		$63,750		$60,366	$58,114

(1)

Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current period’s income and fees.

(2)

Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $2 million, $(20) million and $0 million, and include accrued income of $515 million, $530 million and $493 million, amounts due from securities sales of $0 million, $0 million and $0 million and other assets of $2 million, $2 million and $2 million at September 30, 2011 and 2010 and December 31, 2010, respectively.

(3)

Mortgage investment assets include accrued income of $52 million, $49 million and $38 million and are adjusted for related escrow and other liability balances of $(65) million, $(50) million and $(50) million at September 30, 2011 and 2010 and December 31, 2010, respectively.

(4)

Equity real estate carrying values included accrued income of $3 million, $3 million and $2 million and were adjusted for related liability balances of $(1) million, $(2) million and $(1) million as of September 30, 2011 and 2010 and December 31, 2010, respectively.

(5)	Other equity investment assets included accrued income and pending trade settlements of $1 million, $(1) million and $0 million at September 30, 2011 and 2010 and December 31, 2010, respectively.
(6)	Policy loan asset values include accrued income of $139 million, $144 million and $154 million at September 30, 2011 and 2010 and December 31, 2010, respectively.
(7)

Cash and short-term investment assets include net payables from collateral movements of $(2,422) million, $(1,272) million and $(252) million and were adjusted for unsettled trades, cash in transit and accrued income of $(21) million, $(1) million and $(1) million at September 30, 2011 and 2010 and December 31, 2010, respectively.

(8)	Trading securities include ending accrued income of $14 million, $17 million and $17 million at September 30, 2011 and 2010 and December 31, 2010, respectively.
(9)	Other invested assets include General Account interest rate floors and options.
(10)	Debt and other includes accrued expenses of $35 million, $35 million and $9 million at September 30, 2011 and 2010 and December 31, 2010, respectively.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At September 30, 2011, 75.0% of the fixed maturity portfolio was publicly traded. At September 30, 2011, GAIA held commercial mortgage-backed securities (“CMBS”) with an amortized cost of $1.60 billion. The General Account had $7 million exposure to the sovereign debt of Greece, Portugal, Italy, Spain and the Republic of Ireland at September 30, 2011. The total exposure to Eurozone sovereign debt was $12 million at September 30, 2011.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011:
Corporate securities:(1)
Finance	$9,125	$384	$83	$9,426
Manufacturing	7,970	808	28	8,750
Utilities	4,528	478	29	4,977
Services	4,255	387	7	4,635
Energy	1,738	196	—	1,934
Retail and wholesale	1,554	154	—	1,708
Transportation	948	115	5	1,058
Other	48	4	1	51

Total corporate securities	30,166	2,526	153	32,539

U.S. government	5,832	426	1	6,257
Commercial mortgage-backed	1,604	10	539	1,075
Residential mortgage-backed(2)	2,335	125	—	2,460
Preferred stock	1,488	35	170	1,353
State & municipal	548	72	2	618
Foreign government	578	69	2	645
Asset-backed securities	594	17	11	600

Total	$43,145	$3,280	$878	$45,547

At December 31, 2010:
Corporate securities:(1)
Finance	$8,605	$380	$40	$8,945
Manufacturing	7,524	566	38	8,052
Utilities	4,582	312	23	4,871
Services	4,032	299	12	4,319
Energy	1,814	152	1	1,965
Retail and wholesale	1,514	106	9	1,611
Transportation	1,026	79	9	1,096
Other	59	4	—	63

Total corporate securities	29,156	1,898	132	30,922

U.S. government	5,179	50	109	5,120
Commercial mortgage-backed	1,807	5	487	1,325
Residential mortgage-backed(2)	2,195	93	1	2,287
Preferred stock	1,704	24	95	1,633
State & municipal	586	11	20	577
Foreign government	581	65	2	644
Asset-backed securities	475	15	12	478

Total	$41,683	$2,161	$858	$42,986

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio may include securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $2.58 billion, or 6%, of the total fixed maturities at September 30, 2011 and $2.55 billion, or 6%, of the total fixed maturities at December 31, 2010. Below investment grade fixed maturities represented 56% and 48% of the gross unrealized losses at September 30, 2011 and December 31, 2010, respectively.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011
1	Aaa, Aa, A	$22,742	$1,927	$95	$24,574
2	Baa	8,174	657	81	8,750

	Investment grade	30,916	2,584	176	33,324

3	Ba	893	18	44	867
4	B	362	3	67	298
5	C and lower	116	3	40	79
6	In or near default	62	4	20	46

	Below investment grade	1,433	28	171	1,290

Total		$32,349	$2,612	$347	$34,614

At December 31, 2010
1	Aaa, Aa, A	$21,017	$1,102	$215	$21,904
2	Baa	9,133	560	80	9,613

	Investment grade	30,150	1,662	295	31,517

3	Ba	947	15	43	919
4	B	244	—	32	212
5	C and lower	79	—	21	58
6	In or near default	95	5	28	72

	Below investment grade	1,365	20	124	1,261

Total		$31,515	$1,682	$419	$32,778

(1)	At September 30, 2011 and December 31, 2010, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011
1	Aaa, Aa, A	$5,644	$330	$172	$5,802
2	Baa	4,009	315	38	4,286

	Investment grade	9,653	645	210	10,088

3	Ba	524	11	71	464
4	B	181	7	62	126
5	C and lower	167	—	71	96
6	In or near default	271	5	117	159

	Below investment grade	1,143	23	321	845

Total		$10,796	$668	$531	$10,933

At December 31, 2010
1	Aaa, Aa, A	$5,167	$225	$126	$5,266
2	Baa	3,817	236	22	4,031

	Investment grade	8,984	461	148	9,297

3	Ba	456	10	45	421
4	B	230	—	49	181
5	C and lower	157	1	67	91
6	In or near default	341	7	130	218

	Below investment grade	1,184	18	291	911

Total		$10,168	$479	$439	$10,208

(1)

Includes, at September 30, 2011 and December 31, 2010, respectively, 13 securities with amortized cost of $186 million (fair value, $188 million) and 14 securities with amortized cost of $148 million (fair value, $154 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011
1	Aaa, Aa, A	$17,606	$1,544	$71	$19,079
2	Baa	11,484	941	47	12,378

	Investment grade	29,090	2,485	118	31,457

3	Ba	931	26	28	929
4	B	97	3	3	97
5	C and lower	39	3	4	38
6	In or near default	9	9	—	18

	Below investment grade	1,076	41	35	1,082

Total		$30,166	$2,526	$153	$32,539

At December 31, 2010
1	Aaa, Aa, A	$15,931	$1,093	$54	$16,970
2	Baa	12,207	776	53	12,930

	Investment grade	28,138	1,869	107	29,900

3	Ba	819	21	15	825
4	B	156	—	8	148
5	C and lower	34	—	2	32
6	In or near default	9	8	—	17

	Below investment grade	1,018	29	25	1,022

Total		$29,156	$1,898	$132	$30,922

Asset-backed Securities

At September 30, 2011, the amortized cost and fair value of asset-backed securities held were $594 million and $600 million, respectively; at December 31, 2010, those amounts were $475 million and $478 million, respectively. At September 30, 2011, the amortized cost and fair value of asset-backed securities collateralized by subprime mortgages were $36 million and $32 respectively. At that same date, the amortized cost and fair value of asset-backed securities collateralized by non subprime mortgages were $58 million and $61 million, respectively.

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

Commercial Mortgage-Backed Securities

	September 30, 2011
	Moody’s Agency Rating						Total
Vintage	Aaa	Aa	A	Baa	Ba and Below	Total	December 31, 2010
	(In Millions)

At amortized cost:
2004	$3	$20	$41	$116	$159	$339	$359
2005	—	15	76	164	366	621	785
2006	—	—	—	1	418	419	435
2007	—	—	3	—	222	225	228

Total CMBS	$3	$35	$120	$281	$1,165	$1,604	$1,807

At fair value:
2004	$3	$21	$39	$108	$132	$303	$330
2005	—	14	64	142	254	474	631
2006	—	—	—	1	193	194	256
2007	—	—	2	—	102	104	108

Total CMBS	$3	$35	$105	$251	$681	$1,075	$1,325

Mortgages

Investment Mix

At September 30, 2011 and December 31, 2010, respectively, approximately 9.7% and 9.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	September 30, 2011	December 31, 2010
	(In Millions)

Commercial mortgage loans	$4,376	$3,804
Agricultural mortgage loans	1,394	1,466

Total Mortgage Loans	$5,770	$5,270

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	September 30, 2011		December 31, 2010
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,638	28.4%	$1,478	28.1%
Middle Atlantic	1,348	23.4	1,090	20.7
South Atlantic	904	15.7	750	14.2
East North Central	673	11.7	687	13.0
Mountain	460	7.9	450	8.5
West North Central	326	5.6	362	6.9
West South Central	301	5.2	325	6.2
East South Central	62	1.1	69	1.3
New England	58	1.0	59	1.1

Total Mortgage Loans	$5,770	100.0%	$5,270	100.0%

By Property Type:
Office buildings	$2,072	35.9%	$1,585	30.1%
Agricultural properties	1,394	24.2	1,466	27.8
Apartment complexes	1,029	17.8	929	17.6
Industrial buildings	478	8.3	482	9.1
Retail Stores	478	8.3	488	9.3
Hospitality	250	4.3	267	5.1
Other	69	1.2	53	1.0

Total Mortgage Loans	$5,770	100.0%	$5,270	100.0%

At September 30, 2011, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 72% while the agricultural mortgage loans weighted average loan-to-value ratio was 42%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2011

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loan
	(In Millions)

0% - 50%	$295	$96	$209	$710	$252	$75	$1,637
50% - 70%	230	322	758	397	173	36	1,916
70% - 90%	42	9	447	643	223	58	1,422
90% plus	60	—	27	111	539	58	795

Total Commercial and Agricultural Mortgage Loans	$627	$427	$1,441	$1,861	$1,187	$227	$5,770

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at September 30, 2011.

Mortgage Loans by Year of Origination

	September 30, 2011
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2011	$906	15.7%
2010	400	6.9
2009	561	9.7
2008	355	6.2
2007	988	17.1
2006 and prior	2,560	44.4

Total Mortgage Loans	$5,770	100.0%

As of September 30, 2011 and December 31, 2010, respectively, $12 million and $6 million of mortgage loans were classified as problem loans, $313 million and $280 million were classified as potential problem loans and $57 million and $0 million were classified as restructured loans.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(In Millions)

Balances, beginning of year	$49	$18
Additions charged to income	25	33
Deductions for writedowns and asset dispositions	(13)	(2)

Balances, End of Period	$61	$49

Other Equity Investments

At September 30, 2011, private equity partnerships, hedge funds and real-estate related partnerships were 97.0% of total other equity investments. These interests, which represent 2.4% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term.

Other Equity Investments - Classifications

	September 30, 2011	December 31, 2010
	(In Millions)

Common stock	$54	$54
Joint ventures and limited partnerships:
Private equity	1,242	1,093
Hedge funds	206	246
Real estate related	109	91

Total Other Equity Investments	$1,611	$1,484

Trading Securities

At September 30, 2011 and December 31, 2010, respectively, the Insurance Group’s trading account securities included U.S. Treasury securities pledged under repos with amortized costs of $2.57 billion and $2.59 billion and fair values of $2.76 billion and $2.48 billion. The repos are accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.

Repurchase Agreements

The Insurance Group uses repos to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy. During the first nine months of 2011 and full year 2010, the Insurance Group’s maximum outstanding repos were $2.67 billion and $2.80 billion, respectively. There are no repos that are treated as sales.

Off Balance Sheet Transactions

At September 30, 2011 and December 31, 2010, there were no off balance sheet transactions to which the Insurance Group was a party.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps, equity options as well as repo transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets. The Insurance Group does not currently use credit default swaps. For both GMDB and GMIB, the Insurance Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements. The Insurance Group also uses repos to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy. Since 2010, a portion of exposure to realized interest rate volatility has been hedged through the purchase of swaptions. The Insurance Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance Group.

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

Since the beginning of 2010, the Insurance Group periodically, including at September 30, 2011, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales. Beginning in fourth quarter 2010, the Insurance Group purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest-sensitive life and annuity business.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, the Insurance Group implemented in the past hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities. The remaining protection expired in first quarter 2011.

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

Derivative Instruments by Category

	At September 30, 2011			Gains (Losses) Reported in Earnings (Loss) Nine Months Ended September 30, 2011
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$9,896	$—	$—	$1,261
Swaps	1,759	127	6	209
Options	1,780	63	72	(38)

Interest rate contracts:(1)
Floors	9,000	358	—	128
Swaps	18,887	1,428	659	1,359
Futures	22,840	—	—	2,236
Swaptions	9,998	1,502	—	1,077

Other:
Currency contracts	—	—	—	—

Net investment income				6,232

Embedded derivatives:
GMIB reinsurance contracts(2)	—	2,312	—	1,089

GWBL features(3)	—	—	244	(206)

Balances, September 30, 2011	$74,160	$5,790	$981	$7,115

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

The following tables set forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Fixed maturities	$15	$(163)	$(2)	$(223)
Other equity investments	—	—	—	10
Other	(1)	(7)	(11)	(20)

Total	$14	$(170)	$(13)	$(233)

Net realized gains (losses) on fixed maturities were $15 million and $(2) million for the third quarter and first nine months of 2011, compared to net realized gains (losses) of $(163) million and $(223) million in the comparable 2010 periods, as set forth in the following table:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$15	$15	$32	$74
Other	—	—	—	—

Total gross realized investment gains	15	15	32	74

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	—	(169)	(24)	(259)
Gross losses on sales and maturities	—	(9)	(10)	(38)
Credit related losses on sales	—	—	—	—
Other	—	—	—	—

Total gross realized investment losses	—	(178)	(34)	(297)

Total	$15	$(163)	$(2)	$(223)

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010	2011(1)	2010
	(In Millions)

Fixed Maturities:(2)
Public fixed maturities	$—	$(9)	$(8)	$(21)
Private fixed maturities	—	(160)	(16)	(238)

Total fixed maturities securities	—	(169)	(24)	(259)

Equity securities	—	—	—	—
Other invested assets	—	—	—	—

Total	$—	$(169)	$(24)	$(259)

(1)

The third quarter and first nine months of 2011 excludes $0 million and $1 million, respectively, of OTTI recorded in Other Comprehensive Income (Loss), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	No OTTI amounts were reported for equity securities and other invested assets during either reporting period.

At September 30, 2011 and 2010, respectively, the $(24) million and $(259) million in OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$6,549	28.1%	$5,611	25.8%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,157	5.0	960	4.4
At contract value, less surrender charge of 5% or more	1,266	5.4	1,523	7.0

Subtotal	2,423	10.4	2,483	11.4
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	14,353	61.5	13,648	62.8

Total Annuity Reserves And Deposit Liabilities	$23,325	100.0%	$21,742	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $9.96 billion at September 30, 2011 increased $5.52 billion from $4.44 billion at December 31, 2010. Cash inflows are primarily provided by operations, policyholder deposits, short-term financings, proceeds from sales of investments, and borrowings from affiliates. Significant cash outflows include purchases of investments, policyholder withdrawals, repayments of long- and short-term debt and borrowings and loans to affiliates.

Net cash used in operating activities was $298 million in the first nine months of 2011 as compared to the $195 million of cash provided by operating activities in the 2010 period. The cash used in operating activities in the 2011 period resulted from the decrease in broker-dealer customer related receivables/payables of $209 million in the first nine months of 2011 as compared to a decrease of $408 million in the 2010 period and contributions to pension plans of $764 million in the first nine months 2011 compared to $224 million in the comparable prior period and by the decrease of $84 million in the first nine months of 2011 as compared to an increase in segregated cash and securities, net of $245 million in the comparable 2010 period.

Cash flows from investing activities increased $3.29 billion, from cash used in of $1.76 billion in the first nine months of 2010 to cash provided by $1.53 billion in the comparable 2011 period. The difference was primarily due to the cash inflow related to the settlements of derivative instruments of $3.84 billion in the first nine months of 2011 as compared to cash inflows of $769 million in the comparable period and the $494 million net increase in loans to affiliates in the 2010 period.

Cash flows provided by financing activities decreased $247 million from $4.54 billion in the first nine months of 2010 to $4.29 billion in the 2011 period. Short-term financings decreased $772 million period over period. Collateralized pledged assets decreased $151 million in the 2011 period as compared to an $851 million decline in the corresponding 2010 period. Securities sold under agreements to repurchase decreased $202 million in the 2011 period as compared to a $1.30 billion decline in the corresponding 2010 period. These declines in cash flows were partially offset by increases in deposits net of withdrawals from policyholders’ account balances of $714 million from $1.95 billion in 2010 as compared to $2.67 billion in 2011 and increases in the changes in collateralized pledged liabilities of $1.40 billion from $620 million in 2010 to $2.02 billion in the first nine months of 2011.

AXA Financial (the “Holding Company”)

Liquidity Requirements

In 2011, AXA Financial expects to fund most of its and AXA Bermuda’s liquidity and capital needs through additional borrowings from AXA or its affiliates and/or from third parties. While AXA or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.

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

Existing Credit Facilities and Commercial Paper Programs

In July 2011, AXA, AXA Financial and AXA Bermuda entered into a multi-currency revolving credit facility with a number of lending institutions. The credit agreement provides for an unsecured revolving credit facility totaling €4.0 billion (or its equivalent in optional currencies). The maximum amount which may be drawn or utilized by AXA Financial and AXA Bermuda in respect of loans and letters of credit is $1.00 billion in aggregate and with respect to swingline loans $500 million in aggregate for AXA and AXA Financial. AXA Financial and AXA Bermuda may only draw loans denominated in U.S. Dollars. The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA. Loans drawn under the credit agreement may be borrowed for general corporate purposes until its maturity on July 13, 2016, unless extended pursuant to its terms.

In July 2011, AXA and AXA Financial terminated a €3.50 billion global revolving credit facility. The letter of credit facility will remain in place until June 2012. The letter of credit facility makes up to $960 million available to AXA Bermuda. At September 30, 2011, no borrowings were outstanding.

In June 2010, AXA and AXA Financial entered into a credit agreement with Citibank. The Credit Agreement calls for a $300 million multicurrency revolving credit facility to be available to AXA Financial for general corporate purposes until its maturity on June 29, 2015.

On December 23, 2010, AXA and AXA Financial entered into a second agreement with Citibank which calls for a $250 million multicurrency revolving credit facility, all of which is available to AXA Financial for general corporate purposes until its maturity on December 23, 2015. At September 30, 2011, no borrowings were outstanding.

In September 2010, AXA and AXA Financial entered into a credit agreement with J. P. Morgan Europe Limited. The credit agreement calls for a $250 million multicurrency revolving credit facility to be available to AXA Financial for general corporate purposes until its maturity on September 17, 2014. At September 30, 2011, no borrowings were outstanding.

In June 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time. On May 18, 2011 the commercial paper program was increased to a maximum of $2 billion. As of September 30, 2011 there was $488 million of commercial paper outstanding.

In December 2009, AXA, AXA Financial and AXA Bermuda entered into a credit agreement with a number of major European lending institutions. The credit agreement provides for an unsecured revolving credit facility totaling €1.40 billion (or its equivalent in optional currencies). The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA. Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014. At September 30, 2011, no borrowings were outstanding.

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

Borrowings and Loans

In October 2011, AXA Bermuda issued a $450 million short-term note which matures on November 16, 2011 and a $300 million short-term note which was repaid in November 2011 to AXA Financial. The outstanding note pays interest of 0.47%.

In July 2011 AXA issued a $450 million short-term note to AXA Financial. This note pays interest of 0.47% and was repaid on September 26, 2011.

In March 2010, AXA Financial issued subordinated notes to an affiliate, AXA Life Insurance Company, LTD, in the amount of $770 million that mature in March 2020. The proceeds were used to redeem $770 million of affiliate notes issued in July 2004 whose proceeds had been used to fund the MONY Acquisition. The new subordinated notes have an interest rate of LIBOR plus 1.20%.

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

AXA Equitable, USFL and MLOA receive statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust (the “Trust”) and/or letters of credit. At September 30, 2011, there were $8.38 billion of assets in the irrevocable trust and $2.14 billion in letters of credit. Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact liquidity.

In addition, AXA Bermuda utilizes derivative instruments as well as repo transactions that are collectively managed in an effort to reduce the economic impact of unfavorable changes to GMDB and GMIB reserves. The use of such instruments are accompanied by agreements which specify the circumstances under which the parties are required to pledge collateral related to the decline in the estimated fair value of specified instruments. Moreover, under the terms of a majority of the transactions, payments to counterparties related to the change in fair value of the instruments may be required. The amount of collateral pledged and the amount of payments required to be made pursuant to such transactions may increase under certain circumstances, which could adversely impact AXA Bermuda’s liquidity.

In October 2011, AXA Bermuda borrowed $750 million from AXA Financial and $600 million under its existing credit facility in order to fund the settlement of its derivative contracts and the transfer of additional assets to the Trust. In November 2011, AXA Bermuda repaid the $300 million short-term note and AXA Bermuda repaid $600 million borrowed under the credit facility.

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

Existing Credit Facilities and Commercial Paper Programs

In February 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500 million revolving credit facility. In May 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility. During fourth quarter 2010, AXA Bermuda utilized $600 million under this facility: $300 million was repaid before December 31, 2010 and the remaining $300 million was repaid in first quarter 2011. No amounts were outstanding under this facility on September 30, 2011. In October 2011, AXA Bermuda utilized $600 million under this facility.

In July 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”), which provides these companies with access to collateralized borrowings and other FHLBNY products. At September 30, 2011, there were no outstanding borrowings from FHLBNY.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – AXA Financial – Existing Credit Facilities and Commercial Paper Programs.”

Guarantees and Other Commitments

The Insurance Group had approximately $2.16 billion of undrawn letters of credit related to reinsurance as well as $449 million and $218 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements at September 30, 2011. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.

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

For third quarter and the first nine months of 2011 and 2010, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net income (loss) totaled $1,054 million, $1,453 million, $(53) million and $(221) million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.52 billion and $4.88 billion at September 30, 2011 and December 31, 2010, respectively.

In the first nine months of 2011 $435 million of shareholder dividends were paid by members of the Insurance Group to AXA Financial; no shareholder dividends were paid in the first nine months of 2010.

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

For the first nine months of 2011, net cash provided by AllianceBernstein’s operating activities was $510 million, down $182 million from the 2010 period, due to a decrease in broker dealer-related net payables and additional seed investments. During the first nine months of 2011, net cash used in investing activities was $49 million. The $41 million increase from the comparable 2010 period was principally the result of the purchase of the remaining 50% interest in the Australian joint venture mentioned above. During the first nine months of 2011, net cash used in financing activities decreased $95 million to $592 million. The decrease reflects lower repayment of commercial paper (net of issuances) of $85 million and lower distributions of $62 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) offset by changes in overdrafts payable of $34 million and $8 million higher purchases of Holding units to fund deferred compensation plans.

At September 30, 2011 and 2010, respectively, AllianceBernstein had $160 million and $225 million outstanding under its commercial paper program. No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in AXA Financial Group’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, AXA Financial Group’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Consolidated Financial Statements contained herein. Except as disclosed in Note 10 to the Consolidated Financial Statements there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

Number	Description and Method of Filing

10.1	Credit Agreement, dated as of July 13, 2011, between AXA, AXA Financial, Inc., AXA Financial (Bermuda) Ltd., and the other parties signatory thereto

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXA FINANCIAL, INC.

Date:	November 10, 2011	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	November 10, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer